Form 10-Q
period 1996-03-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 1996-07-29
CIK 822783

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                              Commission File Number
March 31, 1996                                            0-17466

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
             (Exact Name of Registrant as specified in its charter)


     Delaware                                           16-1309987
(State of Formation)                      (IRS Employer Identification Number)



2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)


As of March 31, 1996 the registrant had 157,377.9 units of limited partnership interest outstanding.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------

                                      INDEX
                                      -----

                                                                    PAGE NO.
                                                                    --------
PART I:     FINANCIAL INFORMATION
- -------     ---------------------

            Balance Sheets -
                  March 31, 1996 and December 31, 1995                  3

            Statements of Operations -
                  Three Months Ended March 31, 1996 and 1995            4

            Statements of Cash Flows -
                  Three Months Ended March 31, 1996 and 1995            5

            Statements of Partners' (Deficit) -
                  Three Months Ended March 31, 1996 and 1995            6

            Notes to Financial Statements                             7 - 21


PART II:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- --------    FINANCIAL CONDITION AND RESULTS OF OPERATIONS            22 - 23
            ---------------------------------------------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
                                 BALANCE SHEETS
                      March 31, 1996 and December 31, 1995
                                   (Unaudited)

                                                       March 31,     December 31,
                                                         1996           1995
                                                     ------------    ------------
ASSETS

Property, at cost:
     Land and land improvements                      $  2,114,098    $  2,114,098
     Buildings                                         16,469,207      16,407,368
     Furniture and fixtures                             1,101,500       1,101,500
                                                     ------------    ------------
                                                       19,684,805      19,622,966
     Less accumulated depreciation                      4,680,783       4,506,015
                                                     ------------    ------------
          Property, net                                15,004,022      15,116,951

Investments in real estate joint ventures                 498,932         547,177

Cash                                                         --              --
Accounts receivable                                        59,303          57,923
Accounts receivable - affiliate                           347,746         349,027
Property acquisition costs capitalized                       --              --
Other assets                                              193,299         180,018
                                                     ------------    ------------

            Total Assets                             $ 16,103,302    $ 16,251,096
                                                     ============    ============


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Cash overdraft                                  $    153,287    $    174,919
     Mortgages payable                                  9,660,917       9,672,590
     Accounts payable and accrued expenses                717,284         681,920
     Security deposits and prepaid rents                  163,214         172,814
                                                     ------------    ------------
            Total Liabilities                          10,694,702      10,702,243
                                                     ------------    ------------

Partners' (Deficit) Capital:
     General partners                                    (239,520)       (235,312)
     Limited partners                                   5,648,119       5,784,165
                                                     ------------    ------------
           Total Partners' Capital                      5,408,600       5,548,853
                                                     ------------    ------------

           Total Liabilities and Partners' Capital   $ 16,103,302    $ 16,251,096
                                                     ============    ============

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                       Three Months Three Months
                                                          Ended         Ended
                                                        March 31,     March 31,
                                                          1996          1995
                                                     -----------    -----------
Income:
     Rental                                          $   925,902    $ 1,007,702
     Interest and other income                            86,671         51,763
                                                     -----------    -----------
     Total income                                      1,012,573      1,059,465
                                                     -----------    -----------

Expenses:
     Property operations                                 510,706        619,441
     Interest                                            226,300        230,883
     Depreciation and amortization                       185,420        203,578
     Administrative:
          Paid to affiliates                              60,545         98,661
          Other                                          121,610        117,369
                                                     -----------    -----------
     Total expenses                                    1,104,581      1,269,932
                                                     -----------    -----------

Loss before allocated loss from joint ventures           (92,008)      (210,467)

Allocated loss from joint ventures                       (48,245)       (20,635)
                                                     -----------    -----------

Net loss                                             $  (140,253)   $  (231,102)
                                                     ===========    ===========

Loss per limited partnership unit                    $     (0.86)   $     (1.42)
                                                     ===========    ===========

Distributions per limited partnership unit           $      --      $      --
                                                     ===========    ===========

Weighted average number of
     limited partnership units
     outstanding                                         157,378        157,378
                                                     ===========    ===========





                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                            Three Months Three Months
                                                                Ended       Ended
                                                              March 31,    March 31,
                                                                1996        1995
                                                             ---------    ---------
Cash flow from operating activities:
     Net loss                                                $(140,253)   $(231,102)

Adjustments to reconcile  net loss to net cash
     provided by (used in)  operating activities:
     Depreciation and amortization                             185,420      203,578
     Net loss from joint ventures                               48,245       20,635
Changes in operating assets and liabilities:
     Accounts receivable                                        (1,380)       8,926
     Other assets                                              (23,933)     (58,342)
     Accounts payable and accrued expenses                      35,364       13,915
     Security deposits and prepaid rent                         (9,600)       2,729
                                                             ---------    ---------
Net cash provided by (used in) operating activities             93,863      (39,661)
                                                             ---------    ---------

Cash flow from investing activities:
     Accounts receivable - affiliates                            1,281      163,144
     Capital expenditures                                      (61,839)    (220,497)
     Contributions to joint ventures, net of distributions        --           --
                                                             ---------    ---------
     Net cash (used in) investing activities                   (60,558)     (57,353)
                                                             ---------    ---------

Cash flows from financing activities:
     Cash overdraft                                            (21,632)        --
     Distributions to partners                                    --           --
     Principal payments on mortgages                           (11,673)      (3,511)
     Mortgage proceeds                                            --           --
                                                             ---------    ---------
Net cash (used in) financing activities                        (33,305)      (3,511)
                                                             ---------    ---------

Increase (decrease) in cash                                       --       (100,525)

Cash - beginning of period                                        --        118,039
                                                             ---------    ---------

Cash - end of period                                         $    --      $  17,514
                                                             =========    =========

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                  $ 226,300    $ 230,883
                                                             =========    =========

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)


                                         General            Limited Partners
                                        Partners
                                         Amount          Units         Amount

Balance, January 1, 1995             $  (196,105)       157,377.9   $ 7,051,862

Net loss                                  (6,933)          --          (224,169)
                                     -----------      ---------     -----------

Balance, March 31, 1995              $  (203,038)       157,377.9   $ 6,827,693
                                     ===========      =========     ===========


Balance, January 1, 1996             $  (235,312)       157,377.9   $ 5,784,165

Net loss                                  (4,208)          --          (136,046)
                                     -----------      ---------     -----------

Balance, March 31, 1996              $  (239,520)       157,377.9   $ 5,648,119
                                     ===========      =========     ===========
























                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
                          NOTES TO FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)


1.  GENERAL PARTNERS' DISCLOSURE

   In  the  opinion of the  General  Partners  of  Realmark  Property  Investors
   Limited Partnership VI-A, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the three month periods ended March 31, 1996 and 1995, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


2. FORMATION AND OPERATION OF PARTNERSHIP

   Realmark Property Investors Limited Partnership VI-A (the "Partnership"), a Delaware Limited Partnership, was formed on September 21, 1987, to invest in a diversified portfolio of income-producing real estate investments.

   In November 1987, the Partnership commenced the public offering of units of limited partnership interest. Other than matters relating to organization, it had no business activities and, accordingly, had not incurred any expenses or earned any income until the first interim closing (minimum closing) of the offering, which occurred on February 12, 1988. The offering was concluded on November 10, 1988, at which time 157,377.9 units of limited partnership interest were sold and outstanding, including 30 units held by an affiliate of the General Partners. The offering terminated on November 10, 1988 with gross offering proceeds of $15,737,790. The General Partners are Realmark Properties, Inc., a wholly-owned subsidiary of J.M. Jayson & Company, Inc. and Joseph M. Jayson, the Individual General Partner. Joseph M. Jayson is the sole shareholder of J.M. Jayson & Company, Inc.

   Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership.

   Net income or loss and proceeds arising from a sale or refinancing shall be distributed first to the limited partners in amounts equivalent to a 7% return on the average of their adjusted capital contributions, then an amount equal to their capital contributions, then an amount equal to an additional 5% of the average of their adjusted capital contributions after the general partners receive a 3% property disposition fee. Such fees shall be reduced, but not below zero, by the amounts necessary to pay to limited partners whose subscriptions were accepted by January 31, 1988, an additional cumulative annual return (not compounded) equal to 2% based on their average adjusted capital contributions, and to limited partners whose subscriptions were accepted between February 1, 1988 and June 30, 1988, an additional cumulative annual return (not compounded) equal to 1% based on their average adjusted capital contributions commencing with the first fiscal quarter following the termination of the offering of units, then to all partners in an amount equal to their respective positive capital balances, and finally, in the ratio of 87% to the limited partners and 13% to the general partners.

   The partnership agreement also provides that distribution of funds, revenues, costs and expenses arising from partnership activities, exclusive of any sale or refinancing activities, are to be allocated 97% to the limited partners and 3% to the general partners.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Cash
   ----

   For purposes of reporting cash flows, cash includes the following items: cash on hand; cash in checking; and money market savings.

   Property and Depreciation
   -------------------------

   Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Expenditures for maintenance and repairs are expensed as incurred, and major renewals and betterments are capitalized. The Accelerated Cost Recovery System and Modified Accelerated Cost Recovery System are used to determine depreciation expense for tax purposes.

   Acquisition Fees
   ----------------

   Acquisition fees are paid to the general partner as properties are specified, which generally occurs when a contract to purchase the property is entered into. Acquisition fees are allocated to specific properties when actual closing takes place. Acquisition fees paid for properties that ultimately are not acquired will be applied toward other properties that are acquired or reallocated to existing properties.

   Unconsolidated Joint Ventures
   -----------------------------

   The  Partnership's   investment in affiliated  real estate joint ventures are
   accounted for on the equity method.

   Rental Income
   -------------

   Leases for residential properties have terms of one year or less. Commercial leases generally have terms ranging from one to five years. Rental income is recognized on the straight line method over the term of the lease.

   Rents Receivable
   ----------------

   Due to the nature of these accounts, residential rents receivable are fully reserved as of March 31, 1996 and 1995.

4. ACQUISITION AND DISPOSITION OF RENTAL PROPERTY

   Inducon Joint Venture - Columbia (the "Venture") was formed pursuant to an agreement dated March 16, 1988 between the Partnership and Trion Development Group, Inc., a New York corporation (the "Corporation"). The primary purpose of the Venture was to acquire and lease land and construct office/warehouse buildings as income producing property. The Partnership contributed initial capital to the Venture of $1,064,950, which was used to fund the development costs. On May 19, 1989 the Partnership purchased the minority venturer's interest in the Inducon Joint Venture - Columbia for $130,000. The office complex, located in Columbia, South Carolina, consists of four (4) buildings. The first phase was placed in service in July 1989 and has a total cost of $1,793,276, which includes $311,358 in acquisition fees. The second phase was put in service in December 1991 and has a total cost of $1,815,206, which includes $48,796 of capitalized interest.

   In February 1989 the Partnership acquired an 80 unit apartment complex (Beaver Creek) located in Beaver County, Pennsylvania for a purchase price of $1,872,887, which included $347,404 in acquisition fees.

   In June 1989 the Partnership acquired a 240 unit apartment complex (Countrybrooke Estates, formerly West Creeke) located in Louisville, Kentucky for a purchase price of $5,670,984, which included $334,285 in acquisition fees.

   In March 1990 the Partnership purchased a 131 unit apartment complex (Stonegate) located in Mobile, Alabama for a purchase price of $4,145,367, which included $225,620 in acquisition fees.

   In March 1991 the Partnership purchased a 230 unit apartment complex (The Commons on Lewis Avenue, formerly Williamsburg Commons) located in Tulsa,
   Oklahoma for a purchase price of $2,965,803, which included $269,721 in acquisition fees.

   In September 1991 the Partnership entered into an agreement and formed a joint venture with Realmark Property Investors Limited Partnership II and VI-B (RPILP II and VI-B) for the purpose of operating the 250 unit Foxhunt Apartments in Kettering, Ohio and owned by RPILP II. In April 1992 the Partnership's capital contribution of $389,935 plus interest was returned by RPILP II and the Partnership's interest in the joint venture ended.

   In May 1992 the Partnership entered into an agreement to form a joint venture with Realmark Property Investors Limited Partnership (RPILP) for the purpose of operating the 144 unit Gold Key Apartments located in Englewood, Ohio and owned by RPILP.

   In August 1992 the Partnership entered into a joint venture agreement for the purpose of operating Research Triangle Industrial Park West, a 150,000 square foot office/warehouse facility located in Durham, North Carolina. The original joint venture agreement to develop and operate the property, created between Realmark Property Investors Limited Partnership II (RPILP II) and Adaron Group (Adaron), was dissolved, and the Partnership acquired all rights held by Adaron.

5.  MORTGAGES AND NOTES PAYABLE

   In connection with the acquisition of rental property, the Partnership obtained mortgages as follows:

   Countrybrooke Estates (formerly West Creeke)
   --------------------------------------------

   A mortgage with a balance of $3,970,941 and $3,996,000 at March 31, 1996 and 1995, respectively, bearing interest at 9.75%. The mortgage provides for annual principal and interest payments of $413,568 payable in equal monthly installments with a final payment of $3,964,286 due on July 1, 1996.

   Inducon - Columbia
   ------------------

   On July 27, 1989 a construction loan was approved. Interest on the amount advanced is at the prime rate, as announced by Nations Bank, plus 1.25%. Interest is payable in monthly installments commencing the first month following the first advance, and continuing until July 10, 1994. On that date the Partnership had the option of purchasing two one-year extensions by paying, at the time of each extension, a fee equal to one-half of one percent of the then outstanding principal balance. The Partnership exercised both of its options, and has extended the due date to July 10, 1996. On July 26, 1993 the construction loan was restructured to allow up to $500,000 to be advanced solely for tenant upfit expenses. All terms under the original agreement are still in effect. As of March 31, 1996 and 1995 loan advances amounted to $1,816,081 and $1,748,556, respectively.

   Stonegate
   ---------

   A mortgage with a balance of $1,978,895 and $1,998,226 at March 31, 1996 and 1995, respectively. The mortgage provided for monthly principal and interest payments of $18,800 through March 31, 1994. On April 1, 1994 the interest rate changed to 1% over the corporate base rate charged by the Boatman's National Bank. Monthly payments from April 1, 1994 through maturity on March 1, 1997 will equal $1,726 in principal plus accrued interest. A final payment of $1,960,592 plus accrued interest is due April 1, 1997.

   The Commons on Lewis Avenue (formerly Williamsburg Commons)
   -----------------------------------------------------------

   A mortgage with a balance of $1,895,000 at March 31, 1996 and 1995 obtained at the time of purchase, providing for monthly interest only payments ranging from 8% to 12% annually. Principal and interest payments are to begin May 1996 with an effective interest rate of 10% per the loan agreement. The entire principal balance, plus accrued interest, is due and payable April 1, 2001.

   The mortgages described above are secured by the individual properties to which they relate.

   The aggregate maturities of mortgages payable for each of the next five years and thereafter are as follows:

                   Year             Amount
                   ----             ------

                   1996             $ 5,814,229
                   1997               1,963,361
                   1998                       0
                   1999                       0
                   2000                       0
                   Thereafter         1,895,000
                                     ----------

                   TOTAL            $ 9,672,590
                                    ===========

6. RELATED PARTY TRANSACTIONS

   Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $ 30,030 and $ 48,975 for the three months ended March 31, 1996 and 1995, respectively.

   According to the terms of the Partnership Agreement, the General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. There were no such fees paid or accrued for the three months ended March 31, 1996 or 1995.

   The general partners are also allowed to collect a property disposition fee upon the sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties, or 3% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their original capital contributions. No properties have been sold as of March 31, 1996 and accordingly, there have been no property disposition fees paid or earned by the general partner.

   Pursuant to the terms of the Partnership agreement, the corporate general partner charges the Partnership for reimbursement of certain costs and expenses incurred by the corporate general partner and its affiliates in connection with the administration of the Partnership and acquisition of properties. These charges are for the Partnership's allocated share of such costs and expenses as payroll, travel, communication costs related to partnership accounting, partner communication and relations, and acquisition of properties. Partnership accounting, communication, marketing and acquisition expenses are allocated based on total assets, number of partners and number of units, respectively.

   Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $2,640 and $2,640 for the three months ended March 31, 1996 and 1995, respectively.

7. INCOME TAXES

   No provision has been made for income taxes since the income or loss of the partnership is to be included in the tax returns of the Individual Partners.

   The tax returns of the Partnership are subject to examination by the Federal and state taxing authorities. Under federal and state income tax laws, regulations and rulings, certain types of transactions may be accorded varying interpretations and, accordingly, reported partnership amounts could be changed as a result of any such examination.

   The reconciliation of net loss for the three months ended March 31, 1996 and 1995 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:


                                                    March 31,        March 31,
                                                      1996             1995
                                                      ----             ----

    Net loss - statement of operations          $  (140,253)      $   (231,102)

    Add to (deduct from):
       Difference in depreciation                    36,086             20,030
       Tax basis adjustments -
       Joint Ventures                                55,644             43,500
       Allowance for doubtful accounts               14,449             14,232
                                                -----------        -----------

    Net loss - tax return purposes              $  ( 34,074)      $   (153,340)
                                                ===========       ============


   The reconciliation of Partners' Capital as of March 31, 1996 and December 31, 1995 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                  March 31,        December  31,
                                                     1996              1995
                                                     ----              ----

    Partners' Capital - balance sheet          $  5,408,600       $  5,548,853

    Add to (deduct from):
       Accumulated difference in
       depreciation                                 182,192            146,106
       Tax basis adjustment -
       Joint Ventures                               770,043            714,399
       Syndication fees                           2,312,863          2,312,863
       Other non-deductible expenses                285,251            270,802
                                               ------------       ------------

    Partners' Capital - tax return purposes    $  8,958,949       $  8,993,023
                                               ============       ============

8. INVESTMENT IN JOINT VENTURES

   On September 27, 1991 the Partnership entered into an agreement to form a joint venture with Realmark Property Investors Limited Partnership II (RPILP
   II) and Realmark Property Investors Limited Partnership VI-B (RPILP VI-B). The joint venture was formed for the purpose of operating the Foxhunt Apartments located in Dayton, Ohio and owned by RPILP II. Under the terms of the original agreement, the Partnership contributed $390,000 and RPILP VI-B contributed $1,041,568 to buy out the wraparound promissory note on the property. RPILP II contributed the property net of the first mortgage.

   On April 1, 1992 the Partnership's interest in the joint venture was bought out by RPILP II for $389,935 plus accrued interest at 15%. The joint venture agreement had provided that any income, loss, gain, cash flow or sale proceeds be allocated 63.14% to RPILP II, 10.04% to the Partnership, and 26.82% to RPILP VI-B. The allocated net loss of the joint venture from the date of inception through April 1, 1992 was accounted for on the equity method due to the general partner's active relationship with each venturer.

   On May 5, 1992 the Partnership entered into an agreement to form a joint venture with Realmark Property Investors Limited Partnership (RPILP) for the purpose of operating the Gold Key Apartments located in Englewood, Ohio and owned by RPILP. Under the terms of the original joint venture agreement, the Partnership contributed $497,912 and RPILP contributed the property net of the outstanding mortgage.

   On March 1, 1993 the Partnership contributed an additional $125,239, in the process increasing its ownership percentage in the joint venture. The joint venture agreement had provided that any income, loss, gain, cash flow or sale proceeds be allocated 68% to RPILP and 32% to the Partnership. The additional 1993 capital contribution changed the allocation to 60% and 40%, respectively.

   Due to the general partner's active relationship with each venturer, the Partnership accounts for its interest on the equity method. The equity ownership has been determined based upon the cash paid into the general partner's estimate of the fair market value of the apartment complex and other assets at the date of inception.

   A summary of the assets, liabilities and partners' capital (deficiency) of the joint venture as of March 31, 1996 and December 31, 1995 and the results of its operations for the three months ended March 31, 1996 and 1995 is as follows:

                        GOLD KEY APARTMENTS JOINT VENTURE
                                 BALANCE SHEETS
                      March 31, 1996 and December 31, 1995


                                                              March 31,     December 31,
                                                                 1996          1995
                                                            -----------    -----------
ASSETS

Property, at cost:
     Land and land improvements                             $   367,500    $   367,500
     Building                                                 2,404,785      2,404,785
     Building equipment                                          12,141         12,141
                                                            -----------    -----------
                                                              2,784,426      2,784,426
     Less accumulated depreciation                            1,561,778      1,531,705
                                                            -----------    -----------
          Property, net                                       1,222,648      1,252,721

Cash                                                               --           28,101
Escrow deposits                                                 309,438        277,523
Other assets                                                    788,402        797,919
                                                            -----------    -----------

                 Total Assets                               $ 2,320,488    $ 2,356,264
                                                            ===========    ===========


LIABILITIES AND PARTNERS' (DEFICIT)

Liabilities:
     Cash overdraft                                         $   136,059    $      --
     Mortgages payable                                        2,943,495      2,947,711
     Accounts payable and accrued expenses                      600,504        702,735
     Accrued interest                                            22,097         22,108
     Security deposits and prepaid rent                          46,012         42,710
                                                            -----------    -----------
                 Total Liabilities                            3,748,167      3,715,264
                                                            -----------    -----------


Partners' Capital (Deficit):
     The Partnership                                            366,345        393,817
     RPILP                                                   (1,794,024)    (1,752,817)
                                                            -----------    -----------
                Total Partners' (Deficit)                    (1,427,679)    (1,359,000)
                                                            -----------    -----------

                Total Liabilities and Partners' (Deficit)   $ 2,320,488    $ 2,356,264
                                                            ===========    ===========

                        GOLD KEY APARTMENTS JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1996 and 1995

                                                     Three Months   Three Months
                                                        Ended           Ended
                                                      March 31,       March 31,
                                                         1996            1995
                                                     ---------        ---------
Income:
     Rental                                          $ 177,317        $ 175,558
     Interest and other income                           7,928           10,025
                                                     ---------        ---------
     Total income                                      185,245          185,583
                                                     ---------        ---------

Expenses:
     Property operations                                89,664           94,208
     Interest                                           89,275           66,654
     Depreciation and amortization                      31,507           30,808
     Administrative                                     43,478           34,098
                                                     ---------        ---------
     Total expenses                                    253,924          225,768
                                                     ---------        ---------

Net loss                                             $ (68,679)       $ (40,185)
                                                     =========        =========



Allocation of net loss:
     The Partnership                                 $ (27,472)       $ (16,074)
     RPILP                                             (41,207)         (24,111)
                                                     ---------        ---------

                                                     $ (68,679)       $ (40,185)
                                                     =========        =========

  A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                      1996             1995
                                                      ----             ----

    Investment in joint venture, January 1       $  486,272        $  582,605
    Allocation of net loss                          (27,472)          (16,074)
                                                 ----------        ----------

    Investment in joint venture, March 31        $  458,800        $  566,531


   On August 20, 1992 the Partnership entered into a joint venture agreement for the purpose of operating Research Triangle Industrial Park West, an office/warehouse facility located in Durham, North Carolina. The original joint venture agreement to develop and operate the property created between Realmark Property Investors Limited Partnership II (RPILP II) and Adaron Group (Adaron) was dissolved, and the Partnership acquired Adaron's interest in the joint venture. In the transaction, the Partnership paid $575,459 to Adaron and acquired all rights previously held by Adaron. The agreement provides for 50% of any income or loss to be allocated to both the Partnership and RPILP II.

   A summary of the assets, liabilities and equity of the joint venture as of March 31, 1996 and December 31, 1995 and the results of its operations for the three months ended March 31, 1996 and 1995 is as follows:

                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                                 BALANCE SHEETS
                      March 31, 1996 and December 31, 1995

                                                             March 31,      December 31,
                                                                1996           1995
                                                            -----------    -----------
ASSETS

Cash and cash equivalents                                   $   192,576    $    92,150
Property, net of accumulated depreciation                     2,330,747      2,439,455
Accounts receivable - affiliates                                321,073        322,212
Other assets                                                    430,708        461,237
                                                            -----------    -----------

                 Total Assets                               $ 3,275,104    $ 3,315,054
                                                            ===========    ===========


LIABILITIES AND PARTNERS' (DEFICIT)

Liabilities:
     Notes payable                                          $ 5,054,838    $ 5,073,225
     Accounts payable and accrued expenses                      189,649        169,665
                                                            -----------    -----------
                 Total Liabilities                            5,244,487      5,242,890
                                                            -----------    -----------

Partners' (Deficit):
     General partners                                          (885,277)      (864,503)
     Other investors                                         (1,084,107)    (1,063,333)
                                                            -----------    -----------
                Total Partners' (Deficit)                    (1,969,383)    (1,927,836)
                                                            -----------    -----------

                Total Liabilities and Partners' (Deficit)   $ 3,275,104    $ 3,315,054
                                                            ===========    ===========

                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1996 and 1995

                                                    Three Months   Three Months
                                                        Ended          Ended
                                                      March 31,      March 31,
                                                        1996           1995
                                                     ---------        ---------
Income:
     Rental                                          $ 242,961        $ 267,853
     Interest and other income                             140               80
                                                     ---------        ---------
     Total income                                      243,101          267,933
                                                     ---------        ---------

Expenses:
     Property operations                                17,074           25,474
     Interest                                          127,659          110,781
     Depreciation and amortization                     109,347          126,916
     Administrative                                     30,568           13,884
                                                     ---------        ---------
     Total expenses                                    284,648          277,055
                                                     ---------        ---------

Net loss                                             $ (41,547)       $  (9,122)
                                                     =========        =========


Allocation of net loss:
     The Partnership                                 $ (20,774)       $  (4,561)
     RPILP II                                          (20,774)          (4,561)
                                                     ---------        ---------

                                                     $ (41,547)       $  (9,122)
                                                     =========        =========

   A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                        1996             1995
                                                        ----             ----

   Investment in joint venture, January 1         $    60,907      $   263,046
    Allocation of net loss                            (20,774)        (  4,561)
                                                  -----------      -----------

    Investment in joint venture, March 31         $    40,133      $   258,485

       PART II    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources:
- --------------------------------

The Partnership continues to have cash flow difficulties, although occupancy at Inducon is now at 97.5%. The Partnership has been utilizing cash to fund the operations as well as utilizing funds for property improvements throughout the Partnership. Management will continue its emphasis on raising revenue while cutting expenditures.

The Partnership is currently in the process of refinancing Inducon Columbia. The current construction loan comes due on July 1, 1996, however, the current mortgage holder has agreed to extend the mortgage for nine months until April 1, 1997.

There were no distributions made during the three month periods ended March 31, 1996 and 1995. The Partnership does not anticipate resuming distributions until sufficient cash flow is able to be generated.

Results of Operations:
- ----------------------

Partnership operations for the three month period ended March 31, 1996 resulted in a net loss of $140,253 or $0.86 per limited partnership unit versus a net loss of $231,102 or $1.42 per limited partnership unit for the quarter ended March 31, 1995.

The tax basis loss for the quarter ended March 31, 1996 amounted to $34,074 or $0.21 per limited partnership unit. The tax loss for the three month period ended March 31, 1995 totaled $153,340 or $0.95 per limited partnership unit.

Revenue for the three month period ended March 31, 1996 amounted to $1,012,573, decreasing approximately $47,000 from the quarter ended March 31, 1995. Total rental revenue dropped slightly less than $82,000, while interest and other income increased approximately $35,000. Lower occupancy at most properties within this Partnership accounted for much of the decrease in rental revenue, while the increase in interest and other income between the two periods is due to increased laundry income, forfeited security deposits and month to month surcharges.

For the three month period ended March 31, 1996, total expenses were $1,104,581, dropping just over $165,000 from the quarter ended March 31, 1995. Property operations expenditures increased approximately $109,000 between the two periods due to increased payroll, repairs, maintenance, contracted services, utilities, property insurance and real estate taxes. Total administrative charges decreased about $34,000 as legal fees, credit check costs, accounting and audit fees, property management fees, and portfolio management charges all decreased. Total interest expense meanwhile, dropped roughly $4,000 due to the lower debt service payments associated with the mortgages at Stonegate, The Commons and Inducon Columbia.

Management is confident that overall Partnership revenue will increase in future periods. Occupancy throughout the Partnership, particularly at Inducon Columbia and Countrybrooke Estates (formerly West Creeke), should begin to escalate, leading management to anticipate an approximate 3% jump in total revenue. Total expenses, meanwhile, should continue to stay slightly ahead of previous levels as the expected occupancy increases should ultimately lead to a jump in several variable expenses.

For the three month period ended March 31, 1996, the Gold Key Joint Venture generated a net loss of $68,679 versus a net loss of $40,185 for the three month period ended March 31, 1995. Pursuant to the terms of the joint venture agreement, the Partnership was allocated $27,472 of the loss in 1996 and $16,074 of the loss in 1995.

The Research Triangle Industrial Park Joint Venture had a net loss of $41,547 for the three month period ended March 31, 1996 with $20,774 of the loss allocated to the Partnership. For the three month period ended march 31, 1995, the Joint Venture had a net loss of $9,122 with $4,561 of the loss allocated to the Partnership.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------


                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------



Item 1 - Legal Proceedings
- --------------------------

The Partnership is not party to, nor is it the subject of, any material pending legal proceedings other than ordinary routine litigation incidental to the Partnership's business.


Item 2, 3, 4 and 5
- ------------------

Not applicable.


Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

Exhibit 27 - Financial Data Schedule (Electronic filing only)

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP VI-A


By:   /s/Joseph M. Jayson                       July 12, 1996
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   REALMARK PROPERTIES, INC.
      Corporate General Partner

      /s/Joseph M. Jayson                       July 12, 1996
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      President and Director



      /s/Michael J. Colmerauer                  July 12, 1996
      ------------------------------            ------------------------
      Michael J. Colmerauer                     Date
      Secretary