Form 10-Q
period 1996-06-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 1997-01-03
CIK 822783

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                            Commission File Number
June 30, 1996                                               0-17466

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
             (Exact Name of Registrant as specified in its charter)


 Delaware                                 16-1309987
--------------------                      ------------------------------------
(State of Formation)                      (IRS Employer Identification Number)


2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                                ---     ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any
amendment to this Form 10-Q.   (X)


As of June 30, 1996 the registrant had 157,377.9 units of limited partnership interest outstanding.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------

                                      INDEX
                                      -----


                                                                        PAGE NO.
                                                                        --------
PART I:     FINANCIAL INFORMATION
-------     ---------------------

            Balance Sheets -
                  June 30, 1996 and December 31, 1995                     3

            Statements of Operations -
                  Three Months Ended June 30, 1996 and 1995               4

            Statements of Operations -
                  Six Months Ended June 30, 1996 and 1995                 5

            Statements of Cash Flows -
                  Six Months Ended June 30, 1996 and 1995                 6

            Statements of Partners' (Deficit) Capital -
                  Six Months Ended June 30, 1996 and 1995                 7

            Notes to Financial Statements                               8 - 22


PART II:    MANAGEMENT'S DISCUSSION & ANALYSIS OF
--------    FINANCIAL CONDITION & RESULTS OF OPERATIONS                23 - 24
            -------------------------------------------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
                                 BALANCE SHEETS
                       June 30, 1996 and December 31, 1995
                                   (Unaudited)

                                                          June 30,       December 31,
                                                            1996             1995
                                                            ----             ----
ASSETS
------

Property, at cost:
     Land and land improvements                        $  2,114,098     $  2,114,098
     Buildings                                           16,547,368       16,407,368
     Furniture and fixtures                               1,101,500        1,101,500
                                                       ------------     ------------
                                                         19,762,966       19,622,966
     Less accumulated depreciation                        4,913,379        4,506,015
                                                       ------------     ------------
          Property, net                                  14,849,587       15,116,951

Investments in real estate joint ventures                   481,192          547,177

Cash                                                           --               --
Accounts receivable                                          70,226           57,923
Accounts receivable - affiliate                             356,647          349,027
Property acquisition costs capitalized                         --               --
Other assets                                                206,315          180,018
                                                       ------------     ------------

             Total Assets                              $ 15,963,967     $ 16,251,096
                                                       ============     ============


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Cash overdraft                                    $    275,477     $    174,919
     Mortgages payable                                    9,647,728        9,672,590
     Accounts payable and accrued expenses                  650,609          681,920
     Security deposits and prepaid rents                    197,243          172,814
                                                       ------------     ------------
             Total Liabilities                           10,771,057       10,702,243
                                                       ------------     ------------

Partners' (Deficit) Capital:
     General partners                                      (245,990)        (235,312)
     Limited partners                                     5,438,901        5,784,165
                                                       ------------     ------------
            Total Partners' Capital                       5,192,910        5,548,853
                                                       ------------     ------------

            Total Liabilities and Partners' Capital    $ 15,963,967     $ 16,251,096
                                                       ============     ============



                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
                            STATEMENTS OF OPERATIONS
                    Three Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                    Three Months    Three Months
                                                       Ended           Ended
                                                      June 30,        June 30,
                                                        1996            1995

Income:
     Rental                                         $   887,450     $ 1,058,002
     Interest and other income                           17,574          38,889
                                                    -----------     -----------
     Total income                                       905,024       1,096,891
                                                    -----------     -----------

Expenses:
     Property operations                                492,960         585,655
     Interest                                           235,106         206,276
     Depreciation and amortization                      179,619         201,669
     Administrative:
          Paid to affiliates                             65,693         119,877
          Other                                         108,583         105,443
                                                    -----------     -----------
     Total expenses                                   1,081,961       1,218,920
                                                    -----------     -----------

Loss before allocated loss from joint ventures         (176,937)       (122,029)

Allocated loss from joint ventures                     (106,330)        (25,268)
                                                    -----------     -----------

Net loss                                            $  (283,267)    $  (147,297)
                                                    ===========     ===========

Loss per limited partnership unit                   $     (1.75)    $     (0.91)
                                                    ===========     ===========

Distributions per limited partnership unit          $      --       $      --
                                                    ===========     ===========

Weighted average number of
     limited partnership units
     outstanding                                        157,378         157,378
                                                    ===========     ===========





                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
                            STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                    Six Months      Six Months
                                                      Ended           Ended
                                                     June 30,        June 30,
                                                       1996            1995
                                                       ----            ----

Income:
     Rental                                         $ 1,861,612     $ 2,065,704
     Interest and other income                          163,349          90,652
                                                    -----------     -----------
     Total income                                     2,024,961       2,156,356
                                                    -----------     -----------

Expenses:
     Property operations                              1,085,222       1,205,096
     Interest                                           441,382         437,159
     Depreciation and amortization                      448,050         405,247
     Administrative:
          Paid to affiliates                            214,026         218,538
          Other                                         126,238         222,812
                                                    -----------     -----------
     Total expenses                                   2,314,919       2,488,852
                                                    -----------     -----------

Loss before allocated loss from joint ventures         (289,958)       (332,496)

Allocated loss from joint ventures                      (65,985)        (45,903)
                                                    -----------     -----------

Net loss                                            $  (355,943)    $  (378,399)
                                                    ===========     ===========

Loss per limited partnership unit                   $     (2.19)    $     (2.33)
                                                    ===========     ===========

Distributions per limited partnership unit          $      --       $      --
                                                    ===========     ===========

Weighted average number of
     limited partnership units
     outstanding                                        157,378         157,378
                                                    ===========     ===========








                       See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
                            STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                              Six Months    Six Months
                                                                 Ended        Ended
                                                                June 30,     June 30,
                                                                 1996          1995
                                                                 ----          ----
Cash flow from operating activities:
     Net loss                                                 $(355,943)    $(378,399)

Adjustments to reconcile net loss to net cash
 provided by operating activities:
     Depreciation and amortization                              448,050       405,247
     Net loss from joint ventures                                65,985        45,903
Changes in operating assets and liabilities:
     Accounts receivable                                        (12,303)      (78,517)
     Other assets                                               (66,984)       17,277
     Accounts payable and accrued expenses                      (31,311)       25,267
     Security deposits and prepaid rent                          24,429         9,970
                                                              ---------     ---------
Net cash provided by operating activities                        71,923        46,748
                                                              ---------     ---------

Cash flow from investing activities:
     Accounts receivable - affiliates                            (7,620)      150,424
     Capital expenditures                                      (140,000)     (171,285)
     Contributions to joint ventures, net of distributions         --            --
                                                              ---------     ---------
     Net cash (used in) investing activities                   (147,620)      (20,861)
                                                              ---------     ---------

Cash flows from financing activities:
     Cash overdraft                                             100,558          --
     Distributions to partners                                     --            --
     Principal payments on mortgages                            (24,862)      (13,802)
     Mortgage proceeds                                             --            --
                                                              ---------     ---------
Net cash provided by (used in) financing activities              75,696       (13,802)
                                                              ---------     ---------

Increase (decrease) in cash                                        --          12,085

Cash - beginning of period                                         --         118,039
                                                              ---------     ---------

Cash - end of period                                          $    --       $ 130,124
                                                              =========     =========


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                   $ 441,382     $ 437,159
                                                              =========     =========


                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)


                                        General            Limited Partners
                                        Partners
                                         Amount           Units        Amount
                                         ------           -----        ------

Balance, January 1, 1995             $  (196,105)       157,377.9   $ 7,051,862

Net loss                                 (11,352)          --          (367,047)
                                     -----------        ---------   -----------

Balance, June 30, 1995               $  (207,457)       157,377.9   $ 6,684,815
                                     ===========        =========   ===========


Balance, January 1, 1996             $  (235,312)       157,377.9   $ 5,784,165

Net loss                                 (10,678)          --          (345,264)
                                     -----------        ---------   -----------

Balance, June 30, 1996               $  (245,990)       157,377.9   $ 5,438,901
                                     ===========        =========   ===========





















                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
                          NOTES TO FINANCIAL STATEMENTS
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)


1.   GENERAL PARTNERS' DISCLOSURE

     In the opinion of the General Partners of Realmark Property Investors Limited Partnership VI-A, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the six month periods ended June 30, 1996 and 1995, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


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

     Rents Receivable
     ----------------

     Due to the nature of these accounts, residential rents receivable are fully reserved as of June 30, 1996 and 1995.

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

5.   MORTGAGES AND NOTES PAYABLE

     In connection with the acquisition of rental property, the Partnership obtained mortgages as follows:

     Countrybrook Estates (formerly West Creeke)
     -------------------------------------------

     A mortgage with a balance of $3,964,286 and $3,989,961 at June 30, 1996 and 1995, respectively, bearing interest at 9.75%. The mortgage provides for annual principal and interest payments of $413,570 payable in equal monthly installments with a final payment of $3,964,286 due on July 1, 1996.

     Inducon - Columbia
     ------------------

     On July 27, 1989 a construction loan was approved. Interest on the amount advanced is at the prime rate, as announced by Nations Bank, plus 1.25%. Interest is payable in monthly installments commencing the first month following the first advance, and continuing until July 10, 1994. On that date the Partnership had the option of purchasing two one-year extensions by paying, at the time of each extension, a fee equal to one-half of one percent of the then outstanding principal balance. The Partnership exercised both of its options, and has extended the due date to July 10, 1996. On July 26, 1993 the construction loan was restructured to allow up to $500,000 to be advanced solely for tenant upfit expenses. All terms under the original agreement are still in effect. As of June 30, 1996 and 1995 loan advances amounted to $1,816,081 and $1,748,556, respectively.

     Stonegate
     ---------

     A mortgage with a balance of $1,973,717 and $1,993,974 at June 30, 1996 and 1995, respectively. The mortgage provided for monthly principal and interest payments of $18,800 through March 31, 1994. On April 1, 1994 the interest rate changed to 1% over the corporate base rate charged by the Boatman's National Bank. Monthly payments from April 1, 1994 through maturity on March 1, 1997 will equal $1,726 in principal plus accrued interest. A final payment of $1,960,592 plus accrued interest is due April 1, 1997.

     The Commons on Lewis Avenue (formerly Williamsburg Commons)
     -----------------------------------------------------------

     A mortgage with a balance of $1,895,000 at June 30, 1996 and 1995 obtained at the time of purchase, providing for monthly interest only payments ranging from 8% to 12% annually. Principal and interest payments began May 1996 with an effective interest rate of 10% per the loan agreement. The entire principal balance, plus accrued interest, is due and payable April 1, 2001.

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
                                     ===========

6.   RELATED PARTY TRANSACTIONS

     Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $98,324 and $98,580 for the six months ended June 30, 1996 and 1995, respectively.

     According to the terms of the Partnership Agreement, the General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. There were no such fees paid or accrued for the six months ended June 30, 1996 or 1995.

     The general partners are also allowed to collect a property disposition fee upon the sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties, or 3% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their original capital contributions. No properties have been sold as of June 30, 1996 and accordingly, there have been no property disposition fees paid or earned by the general partner.

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

     Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $5,280 for both the six months ended June 30, 1996 and 1995.

     Accounts receivable - affiliates amounted to $356,647 at June 30, 1996. This balance is in the process of being reimbursed.


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

     The reconciliation of net loss for the six months ended June 30, 1996 and 1995 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:


                                                 June 30,           June 30,
                                                   1996               1995
                                                   ----               ----

    Net loss - statement of operations        $  (355,943)      $   (378,399)

    Add to (deduct from):
       Difference in depreciation                  72,172             40,060
       Tax basis adjustments -
       Joint Ventures                             111,288             87,000
       Allowance for doubtful accounts             28,898             30,443
                                              -----------       ------------

    Net (loss) - tax return purposes          $  (143,585)      $   (220,896)
                                              ===========       ============


     The reconciliation of Partners' Capital as of June 30, 1996 and December 31, 1995 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                               June 30,         December  31,
                                                 1996                 1995
                                                 ----                 ----

    Partners' Capital - balance sheet       $ 5,192,910          $ 5,548,853

    Add to (deduct from):
       Accumulated difference in
       depreciation                             218,278              146,106
       Tax basis adjustment -
       Joint Ventures                           825,687              714,399
       Syndication fees                       2,312,863            2,312,863
       Other non-deductible expenses            299,700              270,802
                                            -----------          -----------

    Partners' Capital - tax return purposes $ 8,849,438          $ 8,993,023
                                            ===========          ===========

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

     A summary of the assets, liabilities and partners' capital (deficiency) of the joint venture as of June 30, 1996 and December 31, 1995 and the results of its operations for the six months ended June 30, 1996 and 1995 is as follows:

                        GOLD KEY APARTMENTS JOINT VENTURE
                                 BALANCE SHEETS
                       June 30, 1996 and December 31, 1995

                                                                 June 30,      December 31,
                                                                   1996            1995
                                                                   ----            ----
ASSETS
------

Property, at cost:
     Land and land improvements                                $   367,500     $   367,500
     Building                                                    2,404,785       2,404,785
     Building equipment                                             12,141          12,141
                                                               -----------     -----------
                                                                 2,784,426       2,784,426
     Less accumulated depreciation                               1,591,850       1,531,705
                                                               -----------     -----------
          Property, net                                          1,192,576       1,252,721

Cash                                                                  --            28,101
Escrow deposits                                                    297,791         277,523
Other assets                                                       854,824         797,919
                                                               -----------     -----------

                   Total Assets                                $ 2,345,191     $ 2,356,264
                                                               ===========     ===========


LIABILITIES AND PARTNERS' (DEFICIT)
-----------------------------------

Liabilities:
     Cash overdraft                                            $   213,402     $      --
     Mortgages payable                                           2,939,184       2,947,711
     Accounts payable and accrued expenses                         592,924         702,735
     Accrued interest                                               22,044          22,108
     Security deposits and prepaid rent                             49,665          42,710
                                                               -----------     -----------
                   Total Liabilities                             3,817,219       3,715,264
                                                               -----------     -----------


Partners' Capital (Deficit):
     The Partnership                                               348,606         393,817
     RPILP                                                      (1,820,634)     (1,752,817)
                                                               -----------     -----------
                  Total Partners' (Deficit)                     (1,472,028)     (1,359,000)
                                                               -----------     -----------

                  Total Liabilities and Partners' (Deficit)    $ 2,345,191     $ 2,356,264
                                                               ===========     ===========







                                       -17

                        GOLD KEY APARTMENTS JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1996 and 1995

                                                    Six Months        Six Months
                                                      Ended             Ended
                                                     June 30,          June 30,
                                                       1996              1995
                                                       ----              ----

Income:
     Rental                                         $ 343,689         $ 355,340
     Interest and other income                         19,854            22,677
                                                    ---------         ---------
     Total income                                     363,543           378,017
                                                    ---------         ---------

Expenses:
     Property operations                              161,228           203,996
     Interest                                         153,064           133,220
     Depreciation and amortization                     63,015            61,402
     Administrative                                    99,264            79,376
                                                    ---------         ---------
     Total expenses                                   476,571           477,994
                                                    ---------         ---------

Net loss                                            $(113,028)        $ (99,977)
                                                    =========         =========



Allocation of net loss:
     The Partnership                                $ (45,211)        $ (39,991)
     RPILP                                            (67,817)          (59,986)
                                                    ---------         ---------

                                                    $(113,028)        $ (99,977)
                                                    =========         =========

     A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                     1996             1995
                                                     ----             ----

    Investment in joint venture, January 1       $  486,272      $  582,605
    Allocation of net loss                          (45,211)        (39,991)
                                                 ----------      ----------

    Investment in joint venture, June 30         $  441,061      $  542,614
                                                 ==========      ==========


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

     A summary of the assets, liabilities and equity of the joint venture as of June 30, 1996 and December 31, 1995 and the results of its operations for the six months ended June 30, 1996 and 1995 is as follows:

                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                                 BALANCE SHEETS
                       June 30, 1996 and December 31, 1995

                                                                June 30,       December 31,
                                                                  1996             1995
                                                                  ----             ----
ASSETS
------

Cash and cash equivalents                                      $   192,576     $    92,150
Property, net of accumulated depreciation                        2,330,747       2,439,455
Accounts receivable - affiliates                                   321,073         322,212
Other assets                                                       430,708         461,237
                                                               -----------     -----------

                   Total Assets                                $ 3,275,104     $ 3,315,054
                                                               ===========     ===========


LIABILITIES AND PARTNERS' (DEFICIT)
-----------------------------------

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
                                                               ===========     ===========


                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                            STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1996 and 1995

                                                    Six Months        Six Months
                                                      Ended             Ended
                                                     June 30,          June 30,
                                                       1996              1995
                                                       ----              ----

Income:
     Rental                                         $ 242,961         $ 542,901
     Interest and other income                            140               145
                                                    ---------         ---------
     Total income                                     243,101           543,046
                                                    ---------         ---------

Expenses:
     Property operations                               17,074            51,901
     Interest                                         127,659           221,193
     Depreciation and amortization                    109,347           253,832
     Administrative                                    30,568            27,944
                                                    ---------         ---------
     Total expenses                                   284,648           554,870
                                                    ---------         ---------

Net loss                                            $ (41,547)        $ (11,824)
                                                    =========         =========


Allocation of net loss:
     The Partnership                                $ (20,774)        $  (5,912)
     RPILP II                                         (20,774)           (5,912)
                                                    ---------         ---------

                                                    $ (41,547)        $ (11,824)
                                                    =========         =========

     A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                        1996           1995
                                                        ----           ----

    Investment in joint venture, January 1        $    60,907     $   263,046
    Allocation of net loss                            (20,774)       (  5,912)
                                                  -----------     -----------

    Investment in joint venture, June 30          $   40,133      $   257,134
                                                  ==========      ===========

       PART II    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources:
--------------------------------

The Partnership struggled this quarter with continued low occupancies at The Commons on Lewis Avenue, Countrybrook Estates and Gold Key Apartments. Occupancies at these properties varied from 74.1% to 79.5% during the second quarter of 1996. The other properties in the Partnership continued to enjoy high occupancies. Operating revenue decreased approximately $131,000 from the same six month period in the previous year; on a more positive note, total expenses also decreased almost $174,000. Management is optimistic that the decrease in expenses will continue as more control is being exercised over expenditures; with more control over spending now in place, management is focusing on ways to increase operating revenue.

The Partnership continues to review the possibility of refinancing mortgages in order to reduce interest rates and increase cash flow.

There were no distributions for the six month periods ended June 30,1996 and 1995. The Partnership has been utilizing its cash to fund capital improvements; management expects to continue making improvements (e.g. painting, carpet and appliance replacements, etc.) to the properties in an effort to increase occupancies.


Results of Operations:
----------------------

For the quarter ended June 30, 1996, the Partnership's net loss was $283,267 or $1.75 per limited partnership unit. Net loss for the quarter ended June 30, 1995 amounted to $147,297 or $0.91 per unit. For the six month period ended June 30, 1996, the net loss was $355,943 or $2.19 per limited partnership unit as compared to $378,399 or $2.33 per limited partnership unit for the six month period ended June 30, 1995.

Partnership revenue for the quarter ended June 30, 1996 totaled $905,024, a decrease of approximately $192,000 from the 1995 amount of $1,096,891. Total rental revenue dropped almost $171,000, which makes up most of the decrease in total revenue. The majority of the decrease can be attributed to falling economic occupancy levels at Countrybrook Estates (formerly West Creeke) and The Commons on Lewis Avenue and continued vacancies at Gold Key Apartments. Compared to the prior year, physical occupancy dropped, while rental concessions and delinquencies increased. Management continues to offer rental concessions and other promotions in an attempt to increase the occupancies.

-----------------------------------

For the quarter ended June 30, 1996, Partnership expenses amounted to $1,081,961, decreasing by almost $137,000 from the same 1995 quarter amount. For the six month period ended June 30, 1996, Partnership expenses decreased by approximately $174,000 from the same period in 1995. A large decrease in property operations expenditures was responsible for much of the decrease in expenses. There were significant decreases in payroll and associated costs, repairs and maintenance and utilities (specifically gas costs), while contracted services expenses, insurance and real estate taxes remained fairly constant as compared to the same six month period in the previous year. There was also a large decrease in affiliate administrative expenses primarily due to decreases in investor service fees, brokerage fees, and decreased management fees due to lower occupancy levels as described above.

On a tax basis, the partnership had a net loss of $143,585 or $0.88 per limited partner unit for the six month period ended June 30, 1996 versus a tax loss of $220,896 or $1.36 per unit for the six month period ended June 30, 1995.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------


                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------



Item 1 - Legal Proceedings
--------------------------

The Partnership is not party to, nor is it the subject of, any material pending legal proceedings other than ordinary routine litigation incidental to the Partnership's business.


Item 2, 3, 4 and 5
------------------

Not applicable.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

Exhibit 27 - Financial Data Schedule (Electronic filing only)

Reports on Form 8-K - None.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP VI-A



By:   /s/Joseph M. Jayson                       January 2, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   REALMARK PROPERTIES, INC.
      Corporate General Partner

      /s/Joseph M. Jayson                       January 2, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      President and Director



      /s/Michael J. Colmerauer                  January 2, 1997
      ------------------------------            ------------------------
      Michael J. Colmerauer                     Date
      Secretary