Form 10-Q
period 1996-09-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 1997-01-03
CIK 822783

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                            Commission File Number
September 30, 1996                                       0-17466

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
             (Exact Name of Registrant as specified in its charter)


 Delaware                                 16-1309987
--------------------                      ------------------------------------
(State of Formation)                      (IRS Employer Identification Number)


2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                                ---     ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any
amendment to this Form 10-Q.   (X)

As of September 30, 1996 the registrant had 157,377.9 units of limited partnership interest outstanding.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------

                                      INDEX
                                      -----


                                                                        PAGE NO.
                                                                        --------
PART I:     FINANCIAL INFORMATION
-------     ---------------------

            Balance Sheets -
                  September 30, 1996 and December 31, 1995                 3

            Statements of Operations -
                  Three Months Ended September 30, 1996 and 1995           4

            Statements of Operations -
                  Nine Months Ended September 30, 1996 and 1995            5

            Statements of Cash Flows -
                  Nine Months Ended September 30, 1996 and 1995            6

            Statements of Partners' (Deficit) Capital -
                  Nine Months Ended September 30, 1996 and 1995            7

            Notes to Financial Statements                                8 - 22


PART II:    MANAGEMENT'S DISCUSSION & ANALYSIS OF
--------    FINANCIAL CONDITION & RESULTS OF OPERATIONS                 23 - 24
            -------------------------------------------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
                                 BALANCE SHEETS
                    September 30, 1996 and December 31, 1995
                                   (Unaudited)

                                                        September 30,    December 31,
                                                             1996            1995
                                                             ----            ----
ASSETS
------

Property, at cost:
     Land and land improvements                        $  2,114,098     $  2,114,098
     Buildings                                           16,577,583       16,407,368
     Furniture and fixtures                               1,101,500        1,101,500
                                                       ------------     ------------
                                                         19,793,181       19,622,966
     Less accumulated depreciation                        5,101,751        4,506,015
                                                       ------------     ------------
          Property, net                                  14,691,430       15,116,951

Investments in real estate joint ventures                   401,002          547,177

Cash                                                           --               --
Accounts receivable                                          70,226           57,923
Accounts receivable - affiliate                             358,987          349,027
Property acquisition costs capitalized                         --               --
Other assets                                                205,526          180,018
                                                       ------------     ------------

             Total Assets                              $ 15,727,171     $ 16,251,096
                                                       ============     ============


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Cash overdraft                                    $    312,589     $    174,919
     Mortgages payable                                    9,628,507        9,672,590
     Accounts payable and accrued expenses                  761,441          681,920
     Security deposits and prepaid rents                    211,257          172,814
                                                       ------------     ------------
             Total Liabilities                           10,913,794       10,702,243
                                                       ------------     ------------

Partners' (Deficit) Capital:
     General partners                                      (257,376)        (235,312)
     Limited partners                                     5,070,753        5,784,165
                                                       ------------     ------------
            Total Partners' Capital                       4,813,377        5,548,853
                                                       ------------     ------------

            Total Liabilities and Partners' Capital    $ 15,727,171     $ 16,251,096
                                                       ============     ============





                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
                            STATEMENTS OF OPERATIONS
                 Three Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                    Three Months    Three Months
                                                       Ended           Ended
                                                   September 30,   September 30,
                                                        1996            1995
                                                        ----            ----

Income:
     Rental                                         $ 1,026,411     $ 1,040,617
     Interest and other income                          (29,935)         68,662
                                                    -----------     -----------
     Total income                                       996,476       1,109,279
                                                    -----------     -----------

Expenses:
     Property operations                                626,571         768,139
     Interest                                           244,480         249,862
     Depreciation and amortization                      186,274         196,256
     Administrative:
          Paid to affiliates                             72,194         219,901
          Other                                         166,301          38,694
                                                    -----------     -----------
     Total expenses                                   1,295,819       1,472,852
                                                    -----------     -----------

Loss before allocated loss from joint ventures         (299,343)       (363,573)

Allocated loss from joint ventures                      (80,190)        (32,443)
                                                    -----------     -----------

Net loss                                            $  (379,533)    $  (396,016)
                                                    ===========     ===========

Loss per limited partnership unit                   $     (2.34)    $     (2.44)
                                                    ===========     ===========

Distributions per limited partnership unit          $      --       $      --
                                                    ===========     ===========

Weighted average number of
     limited partnership units
     outstanding                                        157,378         157,378
                                                    ===========     ===========








                         See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
                            STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                    Nine Months     Nine Months
                                                       Ended           Ended
                                                   September 30,   September 30,
                                                        1996            1995
                                                        ----            ----

Income:
     Rental                                         $ 2,888,023     $ 3,106,321
     Interest and other income                          133,414         159,314
                                                    -----------     -----------
     Total income                                     3,021,437       3,265,635
                                                    -----------     -----------

Expenses:
     Property operations                              1,711,794       1,973,235
     Interest                                           685,862         687,021
     Depreciation and amortization                      634,324         601,503
     Administrative:
          Paid to affiliates                            286,220         438,439
          Other                                         292,538         261,506
                                                    -----------     -----------
     Total expenses                                   3,610,738       3,961,704
                                                    -----------     -----------

Loss before allocated loss from joint ventures         (589,301)       (696,069)

Allocated loss from joint ventures                     (146,175)        (78,346)
                                                    -----------     -----------

Net loss                                            $  (735,476)    $  (774,415)
                                                    ===========     ===========

Loss per limited partnership unit                   $     (4.53)    $     (4.77)
                                                    ===========     ===========

Distributions per limited partnership unit          $      --       $      --
                                                    ===========     ===========

Weighted average number of
     limited partnership units
     outstanding                                        157,378         157,378
                                                    ===========     ===========





                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
                            STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                             Nine Months    Nine Months
                                                                Ended          Ended
                                                            September 30,  September 30,
                                                                 1996           1995
                                                                 ----           ----
Cash flow from operating activities:
     Net loss                                                 $(735,476)    $(774,415)

Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                              634,324       601,503
     Net loss from joint ventures                               146,175        78,346
Changes in operating assets and liabilities:
     Accounts receivable                                        (12,303)       (6,150)
     Other assets                                               (64,095)      (44,334)
     Accounts payable and accrued expenses                       79,521        17,685
     Security deposits and prepaid rent                          38,443        53,774
                                                              ---------     ---------
Net cash provided by (used in) operating activities              86,589       (73,591)
                                                              ---------     ---------

Cash flow from investing activities:
     Accounts receivable - affiliates                            (9,960)      154,264
     Capital expenditures                                      (170,215)     (171,285)
     Contributions to joint ventures, net of distributions         --            --
                                                              ---------     ---------
Net cash (used in) investing activities                        (180,175)      (17,021)
                                                              ---------     ---------

Cash flows from financing activities:
     Cash overdraft                                             137,670          --
     Distributions to partners                                     --            --
     Principal payments on mortgages                            (44,083)      (25,150)
     Mortgage proceeds                                             --            --
                                                              ---------     ---------
Net cash provided by (used in) financing activities              93,587       (25,150)
                                                              ---------     ---------

Increase (decrease) in cash                                        --        (115,762)

Cash - beginning of period                                         --         118,039
                                                              ---------     ---------

Cash - end of period                                          $    --       $   2,277
                                                              =========     =========


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                   $ 685,862     $ 610,795
                                                              =========     =========


                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)


                                         General            Limited Partners
                                         Partners
                                          Amount         Units         Amount
                                          ------         -----         ------

Balance, January 1, 1995             $  (196,105)       157,377.9   $ 7,051,862

Net loss                                 (23,232)          --          (751,183)
                                     -----------        ---------   -----------

Balance, September 30, 1995          $  (219,337)       157,377.9   $ 6,300,679
                                     ===========        =========   ===========


Balance, January 1, 1996             $  (235,312)       157,377.9   $ 5,784,165

Net loss                                 (22,064)          --          (713,412)
                                     -----------       ---------    -----------

Balance, September 30, 1996          $  (257,376)       157,377.9   $ 5,070,753
                                     ===========        =========   ===========
























                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
                          NOTES TO FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)


1.  GENERAL PARTNERS' DISCLOSURE

     In the opinion of the General Partners of Realmark Property Investors Limited Partnership VI-A, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the nine month periods ended September 30, 1996 and 1995, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


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

     Rents Receivable
     ----------------

     Due to the nature of these accounts, residential rents receivable are fully reserved as of September 30, 1996 and 1995.

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

     In June 1989 the Partnership acquired a 240 unit apartment complex (Countrybrook Estates, formerly West Creeke) located in Louisville, Kentucky for a purchase price of $5,670,984, which included $334,285 in acquisition fees.

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

5.   MORTGAGES AND NOTES PAYABLE

     In connection with the acquisition of rental property, the Partnership obtained mortgages as follows:

     Countrybrook Estates (formerly West Creeke)
     -------------------------------------------

     A mortgage with a balance of $3,957,540 and $3,983,791 at September 30, 1996 and 1995, respectively, bearing interest at 9.75%. The mortgage provides for annual principal and interest payments of $413,570 payable in equal monthly installments with a final payment of $3,964,286 due on July 1, 1996. A temporary extension on this mortgage was granted to November 1, 1996; management continues to try to find permanent financing for this property.

     Inducon - Columbia
     ------------------

     On July 27, 1989 a construction loan was approved. Interest on the amount advanced is at the prime rate, as announced by Nations Bank, plus 1.25%. Interest is payable in monthly installments commencing the first month following the first advance, and continuing until July 10, 1994. On that date the Partnership had the option of purchasing two one-year extensions by paying, at the time of each extension, a fee equal to one-half of one percent of the then outstanding principal balance. The Partnership exercised both of its options, and has extended the due date to July 10, 1996. On July 26, 1993 the construction loan was restructured to allow up to $500,000 to be advanced solely for tenant upfit expenses. All terms under the original agreement are still in effect. As of September 30, 1996 and 1995 loan advances amounted to $1,816,081 and $1,748,557, respectively. This mortgage came due in July, but has been temporarily extended until June of 1997.

     Stonegate
     ---------

     A mortgage with a balance of $1,968,539 and $1,988,795 at September 30, 1996 and 1995, respectively. The mortgage provided for monthly principal and interest payments of $18,800 through March 31, 1994. On April 1, 1994 the interest rate changed to 1% over the corporate base rate charged by the Boatman's National Bank. Monthly payments from April 1, 1994 through maturity on March 1, 1997 will equal $1,726 in principal plus accrued interest. A final payment of $1,960,592 plus accrued interest is due April 1, 1997.

     The Commons on Lewis Avenue (formerly Williamsburg Commons)
     -----------------------------------------------------------

     A mortgage with a balance of $1,895,000 at September 30, 1996 and 1995 obtained at the time of purchase, providing for monthly interest only payments ranging from 8% to 12% annually. Principal and interest payments began May 1996 with an effective interest rate of 10% per the loan agreement. The entire principal balance, plus accrued interest, is due and payable April 1, 2001.

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
                                     ===========

6.   RELATED PARTY TRANSACTIONS

     Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $153,407 and $169,336 for the nine months ended September 30, 1996 and 1995, respectively.

     According to the terms of the Partnership Agreement, the General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. There were no such fees paid or accrued for the nine months ended September 30, 1996 or 1995.

     The general partners are also allowed to collect a property disposition fee upon the sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties, or 3% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their original capital contributions. No properties have been sold as of September 30, 1996 and accordingly, there have been no property disposition fees paid or earned by the general partner.

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

     Accounts receivable - affiliates amounted to $358,987 at September 30, 1996. As of December 31, 1996, this balance has been fully reimbursed.

     Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $7,290 for both the nine months ended September 30, 1996 and 1995.

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

     The reconciliation of net loss for the nine months ended September 30, 1996 and 1995 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:


                                              September 30,      September 30,
                                                    1996              1995
                                                    ----              ----

    Net loss - statement of operations          $  (735,476)    $   (774,415)

    Add to (deduct from):
       Difference in depreciation                   108,258           90,128
       Tax basis adjustments -
       Joint Ventures                               166,932           60,090
       Allowance for doubtful accounts               43,347          130,500
                                                -----------      -----------

    Net loss - tax return purposes              $  (416,939)     $  (493,697)
                                                ===========      ===========


     The reconciliation of Partners' Capital as of September 30, 1996 and December 31, 1995 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                               September 30,       December  31,
                                                     1996              1995
                                                     ----              ----

    Partners' Capital - balance sheet           $  4,813,377     $  5,548,853

    Add to (deduct from):
       Accumulated difference in
       depreciation                                  254,364          146,106
       Tax basis adjustment -
       Joint Ventures                                881,331          714,399
       Syndication fees                            2,312,863        2,312,863
       Other non-deductible expenses                 314,149          270,802
                                                ------------      -----------

    Partners' Capital - tax return purposes     $  8,576,084      $ 8,993,023
                                                ============      ===========

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

     A summary of the assets, liabilities and partners' capital (deficiency) of the joint venture as of September 30, 1996 and December 31, 1995 and the results of its operations for the nine months ended September 30, 1996 and 1995 is as follows:

                        GOLD KEY APARTMENTS JOINT VENTURE
                                 BALANCE SHEETS
                    September 30, 1996 and December 31, 1995

                                                              September 30,    December 31,
                                                                   1996            1995
                                                                   ----            ----
ASSETS
------

Property, at cost:
     Land and land improvements                                $   367,500     $   367,500
     Building                                                    2,404,785       2,404,785
     Building equipment                                             12,141          12,141
                                                               -----------     -----------
                                                                 2,784,426       2,784,426
     Less accumulated depreciation                               1,621,921       1,531,705
                                                               -----------     -----------
          Property, net                                          1,162,505       1,252,721

Cash                                                                  --            28,101
Escrow deposits                                                    284,951         277,523
Other assets                                                       766,472         797,919
                                                               -----------     -----------

                   Total Assets                                $ 2,213,927     $ 2,356,264
                                                               ===========     ===========


LIABILITIES AND PARTNERS' (DEFICIT)
-----------------------------------

Liabilities:
     Cash overdraft                                            $   182,394     $      --
     Mortgages payable                                           2,934,775       2,947,711
     Accounts payable and accrued expenses                         649,885         702,735
     Accrued interest                                               22,022          22,108
     Security deposits and prepaid rent                             36,457          42,710
                                                               -----------     -----------
                   Total Liabilities                             3,825,534       3,715,264
                                                               -----------     -----------


Partners' Capital (Deficit):
     The Partnership                                               292,774         393,817
     RPILP                                                      (1,904,381)     (1,752,817)
                                                               -----------     -----------
                  Total Partners' (Deficit)                     (1,611,606)     (1,359,000)
                                                               -----------     -----------

                  Total Liabilities and Partners' (Deficit)    $ 2,213,927     $ 2,356,264
                                                               ===========     ===========

                        GOLD KEY APARTMENTS JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 1996 and 1995

                                                   Nine Months     Nine Months
                                                      Ended           Ended
                                                  September 30,   September 30,
                                                       1996            1995
                                                       ----            ----

Income:
     Rental                                         $ 491,948         $ 541,356
     Interest and other income                         27,041            32,924
                                                    ---------         ---------
     Total income                                     518,988           574,280
                                                    ---------         ---------

Expenses:
     Property operations                              302,548           347,037
     Interest                                         230,091           199,697
     Depreciation and amortization                     94,522            91,996
     Administrative                                   144,433           113,959
                                                    ---------         ---------
     Total expenses                                   771,595           752,689
                                                    ---------         ---------

Net loss                                            $(252,606)        $(178,409)
                                                    =========         =========



Allocation of net loss:
     The Partnership                                $(101,043)        $ (71,364)
     RPILP                                           (151,564)         (107,045)
                                                    ---------         ---------

                                                    $(252,606)        $(178,409)
                                                    =========         =========

     A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                     1996             1995
                                                     ----             ----

    Investment in joint venture, January 1       $  486,272        $  582,605
    Allocation of net loss                         (101,043)         ( 71,364)
                                                 ----------        ----------

    Investment in joint venture, September 30    $  385,229        $  511,241
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

     A summary of the assets, liabilities and equity of the joint venture as of September 30, 1996 and December 31, 1995 and the results of its operations for the nine months ended September 30, 1996 and 1995 is as follows:

                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                                 BALANCE SHEETS
                    September 30, 1996 and December 31, 1995

                                                               September 30,   December 31,
                                                                    1996           1995
                                                                    ----           ----
ASSETS
------

Cash and cash equivalents                                      $   366,754     $    92,150
Property, net of accumulated depreciation                        2,113,337       2,439,455
Accounts receivable - affiliates                                   317,287         322,212
Other assets                                                       373,412         461,237
                                                               -----------     -----------

                   Total Assets                                $ 3,170,790     $ 3,315,054
                                                               ===========     ===========


LIABILITIES AND PARTNERS' (DEFICIT)
-----------------------------------

Liabilities:
     Notes payable                                             $ 5,023,109     $ 5,073,225
     Accounts payable and accrued expenses                         165,781         169,665
                                                               -----------     -----------
                   Total Liabilities                             5,188,890       5,242,890
                                                               -----------     -----------

Partners' (Deficit):
     General partners                                             (909,635)       (864,503)
     Other investors                                            (1,108,465)     (1,063,333)
                                                               -----------     -----------
                  Total Partners' (Deficit)                     (2,018,100)     (1,927,836)
                                                               -----------     -----------

                  Total Liabilities and Partners' (Deficit)    $ 3,170,790     $ 3,315,054
                                                               ===========     ===========


                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                            STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 1996 and 1995

                                                   Nine Months      Nine Months
                                                      Ended            Ended
                                                  September 30,    September 30,
                                                       1996             1995
                                                       ----             ----

Income:
     Rental                                         $ 769,709         $ 817,949
     Interest and other income                            518               157
                                                    ---------         ---------
     Total income                                     770,227           818,106
                                                    ---------         ---------

Expenses:
     Property operations                               95,835            43,962
     Interest                                         342,560           367,908
     Depreciation and amortization                    378,093           380,748
     Administrative                                    44,005            39,452
                                                    ---------         ---------
     Total expenses                                   860,491           832,070
                                                    ---------         ---------

Net loss                                            $ (90,264)        $ (13,964)
                                                    =========         =========


Allocation of net loss:
     The Partnership                                $ (45,132)        $  (6,982)
     RPILP II                                         (45,132)           (6,982)
                                                    ---------         ---------

                                                    $ (90,264)        $ (13,964)
                                                    =========         =========

     A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                        1996            1995
                                                        ----            ----

    Investment in joint venture, January 1        $    60,907     $   263,046
    Allocation of net loss                            (45,132)       (  6,982)
                                                  -----------     -----------

    Investment in joint venture, September 30     $    15,775     $   256,064
                                                  ===========     ===========

       PART II    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:
--------------------------------

The Partnership continues to operate with occupancy problems and high delinquencies at its residential properties, thus resulting in poor cash flow. Management is putting considerable efforts into a marketing program to both attract new tenants and to maintain existing tenants. Additionally, managers at all properties have been instructed to concentrate heavily on collection efforts. As the end of the year approaches, the General Partner is optimistic that the efforts being put forth will result in increased occupancies and therefore improved cash flow. The commercial properties in this Partnership (including the Joint Venture property) continue to operate at 100% occupancy. The market in the areas where these buildings are located is deemed by management to be very strong, and expansion of existing buildings is strongly being considered to help improve cash flow for the entire Partnership. Management is also seeking new financing for several of the properties in the Partnership in hopes of lowering the interest rates being paid currently which would also improve cash flow.

Management continues to put a lot of emphasis on methods of increasing the appeal of the property including, but not limited to, rental concessions, additional emphasis on advertising campaigns, and implementation of a plan for capital improvements such as new carpeting, appliances and improvements to landscaping. National carpet and paint companies have been contacted and price comparison studies have been made to keep control over the costs associated with improving the property.

The Partnership did not make any distributions during the nine month periods ended September 30, 1996 and 1995. The General Partner does not anticipate resuming distributions until sufficient cash flow is generated.

The General Partner has a signed contract for the sale of the Goldkey Apartments, although a firm closing date has not been established, and the sale is dependent on the completion of due diligence and mortgage contingencies.

Results of Operations:
----------------------

For the quarter ended September 30, 1996, the Partnership's net loss was $379,533 or $2.34 per limited partnership unit. Net loss for the quarter ended September 30, 1995 amounted to $396,016 or $2.44 per unit. For the nine month period ended September 30, 1996, the net loss was $735,476 or $4.53 per limited partnership unit as compared to $774,415 or $4.77 per limited partnership unit for the nine month period ended September 30, 1995.

-----------------------------------

Partnership revenue for the quarter ended September 30, 1996 totaled $996,476, a decrease of approximately $113,000 from the 1995 amount of $1,109,279. Total rental revenue dropped just over $14,000 from the same quarter in 1995; this is a vast improvement over the decrease incurred in the previous quarter of 1996. The decrease in rental income can be attributed to an increase in rental concessions and other promotions offered to increase occupancies at all properties. Economic occupancy levels at Stonegate dropped from the second to the third quarter of 1996 by almost ten percent, which was very damaging to this property's performance; occupancy at The Commons on Lewis Avenue also dropped, however by only a slight amount. Continued vacancies and delinquencies at Gold Key Apartments has also effected the Partnerships performance.

For the quarter ended September 30, 1996, Partnership expenses amounted to $1,295,819, decreasing by $177,000 from the same 1995 quarter amount. For the nine month period ended September 30, 1996, Partnership expenses decreased by approximately $351,000 from the same period in 1995. The most prominent decrease can be seen in property operations expenditures. There were small decreases in payroll and associated costs noted this quarter; management has tried to cut back site personnel in order to help the cash flow difficulties encountered in the Partnership. Additionally, management continues to make several changes in personnel at the properties in favor of more experienced resident managers and leasing staff. This quarter also saw a decrease in contracted services expenses as compared to those of the prior year third quarter. Most notably were decreases in landscaping charges at Beaver Creek and Countrybrook (formerly West Creeke). As was noted last quarter, there were decreases in utility cost, with water expenses decreases most significantly; the drop in these expenses can most likely be attributed to the increase in vacancies. At most of the complexes insurance and real estate taxes remained fairly constant as compared to the same nine month period in the previous year. Continuing with the pattern that has been noted all year, there was also a large decrease in affiliate administrative expenses resulting from decreases in investor service fees, brokerage fees, and decreased management fees due to dropping occupancy at several complexes.

On a tax basis, the partnership had a net loss of $416,939 or $2.57 per limited partner unit for the nine month period ended September 30, 1996 versus a tax loss of $493,697 or $3.04 per unit for the nine month period ended September 30, 1995.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A


                                     PART II

                                OTHER INFORMATION



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