Form 10-K
period 1996-12-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 1997-03-31
CIK 822783

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

     (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the Fiscal Year Ended December 31, 1996

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934.  (NO FEE
          REQUIRED)

                         Commission File Number 0-17466

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A (Exact Name of Registrant as specified in its Charter)

             Delaware                                16-1309987
       --------------------                --------------------------------
       (State of Formation)               (IRS Employer Identification No.)

                             2350 North Forest Road
                                   Suite 12-A
                           Getzville, New York 14068
                    (Address of Principal Executive Office)

Registrant's Telephone Number:  (716) 636-9090
Securities registered pursuant to Section 12(b) of the Act:    None
Securities registered pursuant to Section 12(g) of the Act:    Units of Limited
                                                               Partnership
                                                               Interest

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
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

                       DOCUMENTS INCORPORATED BY REFERENCE
        See page 13 for a list of all documents incorporated by reference

                                     PART I

ITEM 1:  BUSINESS
-----------------

     The Registrant, Realmark Property Investors Limited Partnership-VI A (the "Partnership"), is a Delaware Limited Partnership organized in September 1987 pursuant to an Agreement and Certificate of Limited Partnership (the "Partnership Agreement"), under the Revised Delaware Uniform Limited Partnership Act. The Partnership's General Partners are Realmark Properties, Inc. (the "Corporate General Partner"), a Delaware corporation, and Joseph M.
Jayson (the "Individual General Partner").

     The Registrant commenced the public offering of its limited partnership units, registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended on November 10, 1987, and concluded the offering on November 10, 1988, having raised a total of $15,737,790 before deducting sales commissions and expenses of the offering.

     The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its limited partners. As of December 31, 1996 the Partnership owned four (4) apartment complexes totaling 680 units. The Partnership also owns an office complex consisting of three buildings with a combined 92,000 square feet of rentable space. Additionally, the Partnership is a partner in the Carriage House of Englewood (formerly Gold Key) and Research Triangle Joint Ventures. The Joint Venture agreements provide the Partnership with a 40% ownership in a 144 unit apartment complex located in Dayton, Ohio (Carriage House of Englewood) and a 50% ownership in an office/distribution facility in Raleigh, North Carolina. See also Item 7.

     The business of the Partnership is not seasonal. As of December 31, 1996, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 1996 were employees of the Corporate General Partner or its affiliates.

     The Partnership investment objectives are to (1) provide a return of capital plus capital gains from the sale of appreciated properties; (2) provide partners with cash distributions until properties are sold; (3) preserve and protect partners capital and; (4) increase Partnership equity through the reduction of mortgage loans.

     Occupancy for each complex as of December 31, 1996, 1995 and 1994 was as follows:
                                               1996      1995       1994
                                               ----      ----       ----

Beaver Creek                                   89%       98 %       98 %
Countrybrook Estates (formerly West            83%       88 %       85 %
Creeke)
Stonegate Townhouses                           92%       97 %       97 %
The Commons on Lewis Ave.                      83%       91 %       94 %
Inducon - Columbia                             99%       91 %       82 %
Carriage House of Englewood J.V.               83%       92 %       95 %
Research Triangle J.V.                        100%      100 %      100 %

ITEM 1:  BUSINESS (Con't.)
--------------------------

     The percentage of total Partnership revenue on a consolidated basis generated from each complex as of December 31, 1996, 1995 and 1994 was as follows:

                                               1996      1995       1994
                                               ----      ----       ----

Beaver Creek                                   11%       11 %       12 %
Countrybrooke Estates (formerly West           29%       28 %       28 %
Creeke)
Stonegate Townhouses                           20%       20 %       22 %
The Commons on Lewis Ave.                      22%       26 %       28 %
Inducon - Columbia                             18%       15 %       10 %

ITEM 2:   PROPERTIES
-------   ----------

     Following is a list of properties and joint ventures owned by the Partnership as of December 31, 1996:

Name and Location       General Character of Property             Purchase Date
-----------------       -----------------------------             -------------


Beaver Creek            80 unit apartment complex on 10           February 1989
Monaca, PA              acres of land.  There is currently
                        no mortgage in place.


Countrybrook Estates    240 unit apartment complex.  The          June 1989
(formerly West Creeke)  outstanding mortgage payable at
Louisville, KY          December 31, 1996 was $3,950,483
                        originally due July 1996 with monthly
                        payments of $34,464 including interest
                        at 9.75%. The mortgage has been
                        extended to June 1, 1997.

Stonegate Townhouses    130 unit apartment complex.  The          March 1990
Mobile, AL              outstanding mortgage at December
                        31, 1996 was $1,963,361 maturing April
                        1997 with monthly principal payments
                        of $1,726 and interest payments
                        determined by the Corporate Base
                        Rate (CBR) plus 1%, adjusted on
                        the same day the CBR is posted.
                        The CBR was 9.25% on
                        December 31, 1996.

ITEM 2:   PROPERTIES (Con't.)
-----------------------------

Name and Location       General Character of Property             Purchase Date
-----------------       -----------------------------             -------------


The Commons on          230 units apartment complex.              March 1991
Lewis Avenue            The mortgage balance at December
Tulsa, OK               31, 1996 was $1,883,236 maturing
                        April 2001 with monthly principal
                        and interest payments determined
                        by an interest rate ranging from
                        8% - 12% annually (10.0% at
                        December 31, 1996).

Carriage House          A 144 unit apartment complex.             May 1992
 of Englewood           The mortgage payable at
(formerly Gold Key)     December 31, 1996 was $2,930,266
 Joint Venture          maturing June 2027, and providing
  Dayton, OH            for monthly principal and interest
                        payments of $23,503 bearing
                        interest at 9.0%.


Research Triangle       A 150,000 square foot office              August 1992
 Joint Venture          warehouse financed with a 8.625%
Research                mortgage, which provides for annual
 Triangle, NC           principal and interest payments of
                        $510,936 in    equal monthly installments.
                        The balance as of December 31, 1996
                        was $4,996,884.  The mortgage was
                        originally due July 15, 1996.  A second
                        extension to March 15, 1997 was granted
                        by the lender, which required additional
                        cash payments out of excess cash flow.
                        As of the report date, the   mortgage is in
                        default and is currently payable on demand.

ITEM 2:   PROPERTIES (Con't.)
-------   -------------------

     The above apartment complexes are managed for the Partnership by Realmark Corporation, an affiliate of the General Partner.

Inducon-Columbia        An office complex consisting of             May 1989
Columbia, SC            three buildings with a combined
                        92,000 square feet of rentable
                        space. The property is managed
                        by a third party, with Realmark
                        Corporation, an affiliate of the
                        General Partners, supervising the
                        operations. The outstanding note
                        payable balance at December 31,
                        1996 was $1,776,081, with monthly
                        interest only payments at prime plus
                        1.25% (9.5% at December 31, 1996).
                        The mortgage was originally due
                        July 1996, but has been extended to
                        April 1997.


ITEM 3:   LEGAL PROCEEDINGS
-------   -----------------

     The Partnership is not a party to, nor is any of the Partnership's property the subject of, any material pending legal proceedings.


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
-------   -------------------------------------------
          HOLDERS.
          --------

          None.


                                     PART II

ITEM 5:   MARKET FOR REGISTRANT'S UNITS OF LIMITED
-------   ----------------------------------------
          PARTNERSHIP INTEREST.
          ---------------------

     There is currently no established trading market for the units of Limited Partnership Interest of the Partnership and it is not anticipated that any will develop in the future.

     There were no distributions made during the years ended December 31, 1996, 1995 and 1994. See also Item 7.

     As of December 31, 1996, there were 1,916 record holders of units of Limited Partnership Interest.

ITEM 6:  SELECTED FINANCIAL DATA


                                      Realmark Properties Investors Limited Partnership-VI A

                               Year Ended      Year Ended     Year Ended      Year Ended     Year Ended
                             Dec. 31, 1996   Dec. 31, 1995   Dec. 31, 1994   Dec. 31, 1993  Dec. 31, 1992
                             -------------   -------------   -------------   -------------  -------------
Total assets                 $ 15,139,125    $ 16,251,096    $ 17,198,518    $ 18,214,708    $ 19,724,782
                             ============    ============    ============    ============    ============

Mortgages and
  notes payable              $  9,573,161    $  9,672,590    $  9,641,293    $  9,259,957    $  9,560,542
_________________________________________________________________________________________________________

Revenue                      $  4,039,286    $  4,190,474    $  3,647,476    $  3,468,533    $  3,569,837

Expenses                        4,860,288       5,312,606       5,021,157       4,391,337       4,207,475
                             ------------    ------------    ------------    ------------    ------------

Loss before allocated loss
  from Joint Ventures            (821,002)     (1,122,132)     (1,373,681)       (922,804)       (637,638)

Allocated loss from
  Joint Ventures                 (165,190)       (184,772)       (186,922)       (150,839)        (85,711)

Loss on disposal
  of asset                           --              --              --              --           (74,671)
                             ------------    ------------    ------------    ------------    ------------

Net Loss                     ($   986,192)   ($ 1,306,904)   ($ 1,560,603)   ($ 1,073,643)   ($   798,020)
                             ============    ============    ============    ============    ============
_________________________________________________________________________________________________________

Net cash (used in)
  provided by operating
  activities                 ($    45,922)   $    307,437    ($   394,141)   $    266,326    ($   295,130)

Principal payments on
  long-term debt                  (99,429)        (44,715)        (42,653)       (300,585)        (26,244)
                             ------------    ------------    ------------    ------------    ------------

Net cash (used in)
  provided by operating
  activities less
  principal payments         ($   145,351)   $    262,722    ($   436,794)   ($    34,259)   ($   321,374)
                             ============    ============    ============    ============    ============
_________________________________________________________________________________________________________

Loss per limited
  partnership unit           ($      6.08)   ($      8.06)   ($      9.62)   ($      6.62)   ($      4.92)
                             ============    ============    ============    ============    ============

Distributions per
  limited partnership
  unit                       $       --      $       --      $       --      $       1.25    $       2.25
                             ============    ============    ============    ============    ============

Weighted average
  number of limited
  partnership units
  outstanding                     157,378         157,378         157,378         157,378         157,378
                             ============    ============    ============    ============    ============

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------   ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

Liquidity and Capital Resources:
--------------------------------

     The Partnership operated through much of 1996 with occupancy problems and high delinquencies at its residential properties, thus resulting in poor cash flow. Management is putting considerable efforts into a marketing program to both attract new tenants and to maintain existing tenants. A great deal of energy is being spent on not only advertising campaigns, but also the monitoring of such ads. Managers at the complexes are trying to determine the effectiveness of the ads being placed and the medium in which they are being placed.
Additionally, managers at all properties have been instructed to concentrate heavily on collection efforts. The commercial properties in this Partnership (including the Joint Venture property) continue to operate at almost 100% occupancy. The market in the areas where these buildings are located is deemed by management to be very strong and continually growing; expansion of existing buildings is strongly being considered to help improve cash flow for the entire Partnership.

     The Partnership made no distributions during the years ended December 31, 1996, 1995 and 1994. The General Partners hope to once again declare a distribution in the coming year, but at this date, all cash is being utilized to fund necessary improvements to the properties.

     In July of 1996, Carriage House of Englewood (formerly Gold Key Apartments) came under contract for sale during July 1996. The Partnership is a 40% joint venture owner of this property. The sale is subject to a number of contingencies and is cancelable at any time by the buyer. Until such time as all of the buyers due diligence procedures are performed, no closing date can be established. At December 31, 1996 it is unclear as to whether this sale will close, so the General Partners continue to look for a buyer for this property as it is felt that this is in the best interests of the venturers.

     Management has once again implemented corrective action plans in response to the going concern considerations discussed in Notes 8 and 11 to the financial statements. These plans include tighter cash management through the closer monitoring of expenses such as payroll, advertising and maintenance, which have typically been the expenses that have increased from year to year. Additionally, tighter credit policies have been put into place as a means of avoiding the collection problems which the property incurred during the past several years. A concerted effort at correcting the cash flow shortages and continual losses will hopefully lead to the ultimate cure of such problems. Management feels that there is a need to refinance some properties in this Partnership in order to improve cash flow; the future viability of the Partnership is dependent upon management's continuing efforts to reduce expenses, increase revenues and on the ability of management to sell and/or refinance properties.



Results of Operations:
----------------------

     For the year ended December 31, 1996, the Partnership incurred a net loss of $986,192 or $6.08 per limited partnership unit. This is a large decrease from the years ended December 31, 1995 and 1994 when losses incurred totaled
$1,306,904 or $8.06 per limited partnership unit and $1,560,603 or $9.62 per limited partnership unit, respectively.

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------   ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't.)
          ------------------------------------------------------

Results of Operations (Con't.):
-------------------------------

     Partnership revenues for the year ended December 31, 1996 totaled $4,039,286, consisting of rental income of $3,699,350 and other income, which includes interest, laundry income, and other miscellaneous sources of income of $339,936. The decrease in rental revenue from that of the previous year-end is the result of decreasing occupancies at Countrybrook Estates, Stonegate Townhouses, Beaver Creek and The Commons, all of which averaged in the mid-80's through 1996. Inducon - Columbia and the Partnership's joint venture interest in Research Triangle were once again the "bright spots" for the Partnership. Both of these properties experienced high occupancy, good cash collections and positive cash flow from operations. In order to limit vacancies and improve cash collections, management continues to offer incentive programs, such as free months rent or discounted rents for signed leases. Even when such a program is successful, however, it does result in a short-term decrease in revenues until full rent is paid. Rental revenues in the year ended December 31, 1995 amounted to $3,985,317 and in the year ended December 31, 1994 totaled $3,485,626. Continued vacancies and delinquencies at Carriage House of Englewood (formerly Gold Key Joint Venture) have also plagued this Partnership as a joint venturer. Increasing occupancy, as well as decreasing delinquencies, remains the major focus of management. Tighter credit policies and extended and attractive incentive programs continue to be management's means of reaching the income levels needed to improve the cash flow in the Partnership.

     Partnership expenses for the year ended December 31, 1996 totaled $4,860,288, a considerable decrease over the expenses of the years ended December 31, 1995 and 1994 which were $5,312,606 and $5,021,157, respectively. Almost the entire decrease may be attributed to lower property operations costs incurred during 1996. Throughout the year, decreases were seen in payroll and associated costs, repairs and maintenance expenses and contracted services. Management has focused on closely monitoring expenses and identifying ways of controlling and cutting them through utility savings devices, increasing in-house maintenance work, etc. Other expenses remained fairly constant as compared to the previous year.

     The Partnership expects to incur slightly higher property operations expenses in the coming year due to the costs associated with preparing the residential units for new tenants (i.e. cleaning, painting, appliance and carpeting costs). Although this work is necessary in order to increase rental revenue(s) generated, management continues to keep in mind that expenditures must be closely monitored so as not to worsen the cash flow from operations of the Partnership which was slightly negative in 1996. One means of controlling such expenses has been management's success at obtaining large price discounts on paint, carpeting and appliances through negotiations with large national companies, such as Whirlpool.

     The Carriage House of Englewood Joint Venture had a net loss of $299,092 for the year ended December 31, 1996. This loss is indicative of the problems the property in this venture has had with high vacancy losses and extreme delinquencies. The loss for the year ended December 31, 1995 was $229,583 or $1.42 per limited partnership unit and $175,458 or $1.08 per limited partnership unit for the year ended December 31, 1994. In accordance with the joint venture agreement, 40% of income and losses is to be passed through to the Partnership and the balance to the other joint venturer.

     The Research Triangle Industrial Park West Joint Venture had a net loss of $91,104 for the year ended December 31, 1996. This loss is a fairly significant decrease as compared to that of 1995 which amounted to $185,878 and that of 1994 which was $233,478, primarily due to the increase in rental income which the property has generated. Regular increases in rental income can be expected due to rental escalation clauses in several of the tenants' leases. In accordance with the joint venture agreement, one-half of the loss is allocated to each joint venturer.

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------   ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't.)
          ------------------------------------------------------

Results of Operations (Con't.):
-------------------------------

     For the year ended December 31, 1996, the tax basis loss was $600,196 or $3.70 per limited partnership unit compared to a tax loss of $882,192 or $5.44 per unit for the year ended December 31, 1995 and a tax loss of $1,249,237 or $7.70 per limited partnership unit for the year ended December 31, 1994. The Partnership agreement provides for the taxable income or losses to be allocated 97% to the Limited Partners and 3% to the General Partners, and in accordance with this and the Internal Revenue Code, the loss for the year ended December 31, 1996 was allocated in this fashion.


ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------   --------------------------------------------

     Listed under Item 14 of the report.


ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-------   ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          ---------------------------------------

     None.

                                    PART III
                                    --------

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE
--------  ---------------------------------------
          REGISTRANT.
          -----------

     The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of March 1, 1996, are listed below. Each director is subject to election on an annual basis.


                             Title of All Positions                Year First
Name                         Held With the Company             Elected Director
----                         ---------------------             ----------------

Joseph M. Jayson             President and Director                   1979

Judith P. Jayson             Vice President and Director              1979

Michael J. Colmerauer        Secretary


     Joseph M. Jayson, President and Director of Realmark Properties, Inc. and Judith P. Jayson, Vice President and Director of Realmark Properties, Inc., are married to each other.

     The Director and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

     Joseph M. Jayson, age 58, is Chairman, Director and sole stockholder of J.M. Jayson & Company, Inc. and certain of its affiliated companies:
Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman and Director of Realmark Corporation and President and Director of Realmark Properties, Inc., wholly owned subsidiaries of J.M. Jayson & Company, Inc. and co-general partner of Realmark Properties Investors Limited Partnership, Realmark Properties Investors Limited Partnership-II, Realmark Properties Investors Limited Partnership-III, Realmark Properties Investors Limited Partnership-IV, Realmark Properties Investors Limited Partnership-V, Realmark Properties Investors Limited Partnership-VI A and Realmark Properties Investors Limited Partnership-VI B. Mr. Jayson is a member of the Investment Advisory Board of the Corporate General Partner. Mr. Jayson has been engaged in real estate business for the last 34 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 34 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial and investment properties from 1964 to 1967, and in 1967, left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J.M. Jayson & Company, Inc. have formed or participated in various ways in forming over 30 real estate related limited partnerships. For the past sixteen years, Mr. Jayson and J.M. Jayson & Company, Inc. and an affiliate have also engaged in developmental drilling for gas and oil.

     Judith P. Jayson, age 57, is currently Vice-President and Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 34 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York high school system. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration. Mrs. Jayson is the wife of Joseph M. Jayson, the Individual General Partner.

     Michael J. Colmerauer, 39, is Secretary and in-house legal counsel for J.M. Jayson & Company, Inc., Realmark Corporation, Realmark Properties, Inc. and other companies affiliated with the General Partners. He received a Bachelor's Degree (BA) from Canisius College in 1980 and a Juris Doctors (J.D.) from the University of Tulsa in 1983. Mr. Colmerauer is a member of the American and Erie County Bar Association and has been employed by the Jayson group of companies for the last 13 years.


ITEM 11:  EXECUTIVE COMPENSATION.
--------  -----------------------

     No direct remuneration was paid or payable by the Partnership to directors and officers of the Corporate General Partner for the years ended December 31, 1996, 1995 or 1994 nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the years ended December 31, 1996, 1995 or 1994.

     The following table sets forth for the years ended December 31, 1996, 1995 and 1994 the compensation paid by the Partnership, directly or indirectly, to affiliates of the General Partners:


  Entity Receiving                      Type of
      Compensation                   Compensation              1996          1995          1994
      ------------                   ------------              ----          ----          ----

Realmark Properties, Inc.     Reimbursement for
(the Corporate General        allocated Partnership
Partner)                      administration expenses:
                                Investor Services Fees          $8,408        $7,705        $9,191
                                Brokerage                       10,872         9,973        12,253
                                Portfolio Management
                                  & Accounting Fees            149,231       147,839       134,866
                                Construction Management         -             -             24,177

                              Partnership Management Fee        18,000        -             17,910

Realmark Corporation          Property Management Fees         175,892       210,903       179,193
                              Computer Service Fees             11,460        11,460        10,585
                                                            -----------   -----------   -----------

                              Total                           $373,863      $387,880      $388,175
                                                            ===========   ===========   ===========


     See notes 1 and 6 to the financial statements for descriptions of the items detailed above.

     The  Corporate  General  Partner is  entitled to a  continuing  Partnership
Management Fee equal to 7% of net cash flow (as defined in the Partnership Agreement), of which 2% is subordinated to the receipt by the Limited Partners of a non-cumulative annual cash return equal to 7% of the average of their adjusted Capital Contributions (as defined in the Partnership Agreement). The Corporate General Partner is paid its 5% Partnership Management Fee annually as cash flow allows. The 2% subordinated fee will not be paid or accrued until such time as the Limited Partners have received their 7% return and payment of the fee becomes probable. The General Partners are also entitled to 3% of Distributable Cash (as defined in the Partnership Agreement) and to certain expense reimbursements with respect to Partnership operations.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
--------  -----------------------------------------------
          AND MANAGEMENT.
          ---------------

     To the Registrant's knowledge, no person owns of record or beneficially more than five percent (5%) of the units of Limited Partnership Interest of the Partnership. The General Partners, as of December 31, 1996, owned no units of Limited Partnership Interest; however 30 units are held by an affiliate of the General Partners.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

     No transactions have occurred between the Partnership and those in the management of Realmark Properties, Inc. All transactions between the Partnership and Realmark Properties, Inc. (the Corporate General Partner) and any other affiliated organization are described in Item 11 of this report.

ITEM 14:  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
--------  ---------------------------------------------
          REPORTS ON FORM 8-K.
          --------------------

     (a)  Financial Statements and Schedules.
          -----------------------------------

          FINANCIAL STATEMENTS                                          PAGE
          --------------------                                          ----

          (i)   Independent Auditors' Report                              14
          (ii)  Balance Sheets at December 31, 1996 and 1995              15
          (iii) Statements of Operations for the years ended
                December 31, 1996, 1995 and 1994                          16
          (iv)  Statements of Partners' Capital (Deficit) for the
                years ended December 31, 1996, 1995 and 1994              17
          (v)   Statements of Cash Flows for the years ended
                December 31, 1996, 1995 and 1994                          18
          (vi)  Notes to Financial Statements                           19 - 33

          FINANCIAL STATEMENT SCHEDULE

          (i)   Schedule III - Real Estate and Accumulated Depreciation 34 - 35

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

     (b)  Reports on Form 8-K.
          --------------------

          (i)  None

     (c)  Exhibits
          --------

     4. Instruments defining the rights of security holders, including indentures.

          (a) Certificate of Limited Partners filed with the Registration Statement of the Registrant Form S-11, filed November 10, 1987, and subsequently amended incorporated herein by reference.

          (b) Partnership Agreement included with the Registration Statement of the Registrant as filed and amended to date incorporated herein by reference.

     10.  Material contracts.
          -------------------

          (a) Property Management Agreement with Realmark Corporation included with the Registration Statement of the Registrant as filed and amended to date incorporated herein by reference.

INDEPENDENT AUDITORS' REPORT


The Partners
Realmark Property Investors Limited Partnership - VI A

We have audited the accompanying balance sheets of Realmark Property Investors Limited Partnership- VI A as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership-VI A at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements and financial statement schedule have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 11, the Partnership's recurring losses and three mortgages maturing in 1997 raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



DELOITTE & TOUCHE LLP
Buffalo, New York
March 25, 1997

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995


Assets                                                   1996           1995
                                                    ------------   ------------

Property, at cost:
  Land and land improvements                        $  2,116,448   $  2,114,098
  Buildings                                           16,614,849     16,407,368
  Furniture and fixtures                               1,101,500      1,101,500
                                                    ------------   ------------
                                                      19,832,797     19,622,966
  Less accumulated depreciation                        5,289,574      4,506,015
                                                    ------------   ------------
      Property, net                                   14,543,223     15,116,951

Investment in joint ventures, including
  unamortized excess  purchase price of
  $280,617 and $294,317 at December 31,
  1996 and 1995, respectively                            368,287        547,177

Accounts receivable                                       50,337         57,923
Accounts receivable - affiliates                            --          349,027
Other assets                                             177,278        180,018
                                                    ------------   ------------

           Total Assets                             $ 15,139,125   $ 16,251,096
                                                    ============   ============


Liabilities and Partners' Capital

Liabilities:
  Cash overdraft                                    $    181,074   $    174,919
  Mortgages payable                                    9,573,161      9,672,590
  Accounts payable and accrued expenses                  617,877        681,920
  Security deposits and prepaid rents                    204,352        172,814
                                                    ------------   ------------
           Total Liabilities                          10,576,464     10,702,243
                                                    ------------   ------------

Partners' Capital (Deficit):
  General Partners                                      (264,898)      (235,312)
  Limited Partners                                     4,827,559      5,784,165
                                                    ------------   ------------
           Total Partners' Capital                     4,562,661      5,548,853
                                                    ------------   ------------

           Total Liabilities and Partners' Capital  $ 15,139,125   $ 16,251,096
                                                    ============   ============




                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                   1996           1995           1994
                                                 -----------    -----------    -----------
Income:
  Rental                                         $ 3,699,350    $ 3,985,317    $ 3,485,626
  Interest and other income                          339,936        205,157        161,850
                                                 -----------    -----------    -----------
  Total Income                                     4,039,286      4,190,474      3,647,476
                                                 -----------    -----------    -----------

Expenses:
  Property operations                              2,295,937      2,760,376      2,541,380
  Interest                                           933,693        918,510        871,046
  Depreciation and amortization                      863,577        901,367        822,530
  Administrative:
    Paid to affiliates                               373,863        387,880        388,175
    Other                                            393,218        344,473        398,026
                                                 -----------    -----------    -----------
  Total Expenses                                   4,860,288      5,312,606      5,021,157
                                                 -----------    -----------    -----------

Loss before allocated loss from joint ventures      (821,002)    (1,122,132)    (1,373,681)

Allocated loss from joint ventures                  (165,190)      (184,772)      (186,922)
                                                 -----------    -----------    -----------

Net loss                                         ($  986,192)   ($1,306,904)   ($1,560,603)
                                                 ===========    ===========    ===========

Net loss per limited partnership unit            ($     6.08)   ($     8.06)   ($     9.62)
                                                 ===========    ===========    ===========

Distributions per limited partnership unit       $      --      $      --      $      --
                                                 ===========    ===========    ===========

Weighted average number of limited partnership
  units outstanding                                  157,378        157,378        157,378
                                                 ===========    ===========    ===========





                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                       General             Limited Partners
                                       Partners            ----------------
                                        Amount           Units         Amount

Balance, January 1, 1994             ($  149,287)        157,378    $ 8,565,647

Net loss                                 (46,818)           --       (1,513,785)
                                     -----------     -----------    -----------

Balance, December 31, 1994              (196,105)        157,378      7,051,862

Net loss                                 (39,207)           --       (1,267,697)
                                     -----------     -----------    -----------

Balance, December 31, 1995              (235,312)        157,378      5,784,165

Net loss                                 (29,586)           --         (956,606)
                                     -----------     -----------    -----------

Balance, December 31, 1996           ($  264,898)        157,378    $ 4,827,559
                                     ===========     ===========    ===========






                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                            1996           1995           1994
                                                       -----------    -----------    -----------
Cash flows from operating activities:
  Net loss                                             ($  986,192)   ($1,306,904)   ($1,560,603)
  Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
    Depreciation and amortization                          863,577        901,367        822,530
    Property acquisition costs                                --          406,078           --
    Allocated loss from joint ventures                     165,190        184,772        186,922
  Changes in operating assets and liabilities:
    Accounts receivable                                      7,586         (6,876)       (19,477)
    Other assets                                           (63,578)       (24,266)        13,410
    Accounts payable and accrued expenses                  (64,043)       158,530        133,565
    Security deposits and prepaid rents                     31,538         (5,264)        29,512
                                                       -----------    -----------    -----------
Net cash (used in) provided by operating activities        (45,922)       307,437       (394,141)
                                                       -----------    -----------    -----------

Cash flows from investing activities:
  Accounts receivable-affiliates                           349,027       (185,883)        12,508
  Distribution from joint venture                             --          100,000        100,000
  Property acquisition and construction                   (209,831)      (545,809)      (402,949)
                                                       -----------    -----------    -----------
Net cash provided by (used in) investing activities        139,196       (631,692)      (290,441)
                                                       -----------    -----------    -----------

Cash flows from financing activities:
  Cash overdraft                                             6,155        174,919           --
  Proceeds from mortgage                                      --           76,012        423,989
  Principal payments on debt                               (99,429)       (44,715)       (42,653)
                                                       -----------    -----------    -----------
Net cash (used in) provided by financing activities        (93,274)       206,216        381,336
                                                       -----------    -----------    -----------

Decrease in cash                                                 0       (118,039)      (303,246)

Cash - beginning of year                                         0        118,039        421,285
                                                       -----------    -----------    -----------

Cash - end of year                                     $         0    $         0    $   118,039
                                                       ===========    ===========    ===========






                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


1.   FORMATION AND OPERATION OF PARTNERSHIP:
     ---------------------------------------

     Realmark Property Investors Limited Partnership-VI A (the "Partnership"), a Delaware Limited Partnership, was formed on September 21, 1987, to invest in a diversified portfolio of income-producing real estate investments.

     In November 1987, the Partnership commenced the public offering of units of limited partnership interest. Other than matters relating to the organization, it had no business activities and, accordingly, had not incurred any expenses or earned any income until the first interim closing (minimum closing) of the offering, which occurred on February 12, 1988. All items of income and expense arose subsequent to this date. As of December 31, 1996, 157,378 units of limited partnership interest were sold and outstanding, including 30 units held by an affiliate of the General Partners. The offering terminated on November 10, 1988 with gross offering proceeds of $15,737,790. The General Partners are Realmark Properties, Inc., the Corporate General Partner and Joseph M. Jayson, the Individual General Partner. Joseph M. Jayson is the sole stockholder of J.M. Jayson & Company, Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc.

     Under the partnership agreement, the General Partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership (see Note 6).

     The partnership agreement also provides that distribution of funds, revenues, costs and expenses arising from partnership activities, exclusive of any sale or refinancing activities, are to be allocated 97% to the Limited Partners and 3% to the General Partners.

     Net income or loss and proceeds arising from a sale or refinancing of property shall be distributed: first, to the Limited Partners an amount equivalent to a 7% return on the average of their adjusted capital contributions; second, to the Limited Partners an amount equal to the return of their capital investment; third, to the corporate General Partner a 3% property disposition fee provided, however, that such fees shall be reduced, but not below zero, by the amounts necessary to pay to Limited Partners whose subscriptions were accepted by January 31, 1988, an additional cumulative annual return (not compounded) equal to 2% of their Average Adjusted Capital Contributions, and to Limited Partners whose subscriptions were accepted between February 1, 1988 and March 31, 1988, an additional cumulative annual return (not compounded) equal to 1% of their Average Adjusted Capital Contributions commencing with the first fiscal quarter following the termination of the offering of units; fourth, to the Limited Partners, an amount equal to their capital contributions, then an amount equal to an additional 5% of the average of their adjusted capital contributions; fifth, to all Partners, an amount equal to their respective positive capital balances; and finally, in the ratio of 87% to the Limited Partners and 13% to the General Partners.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

     (a)  Use of  Estimates
          -----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (b)  Cash
          ----

     For purposes of reporting cash flows, cash includes the following items: cash on hand; cash in checking; and money market savings.

     (c)  Property and Depreciation:
          -------------------------

     Expenditures for maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized. Generally, buildings and improvements are depreciated over 25 years, and furniture and fixtures are depreciated over 5 years. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets and totaled $783,559, $829,055 and $760,840 for the years ended December 31, 1996, 1995 and 1994, respectively. The Modified Accelerated Cost Recovery System is used to calculate depreciation expense for tax purposes. For further discussion, see Note 3.

     (d)  Property Acquisition Costs:
          --------------------------

     Acquisition fees are paid to the General Partner as properties are acquired, which generally occurs when a contract to purchase the property is entered into. Acquisition fees are allocated to specific properties when actual closing takes place. There were no capitalized acquisition fees at December 31, 1996.

     (e)  Unconsolidated Joint Ventures:
          -----------------------------

     The Partnership's interest in affiliated joint ventures is accounted for on the equity method.

     (f)  Rental Income
          -------------

     Leases for residential rental properties have terms of one year or less. Commercial leases have terms ranging from one to five years. Rental income is recognized on the straight line method over the term of the lease.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Con't.):
     ---------------------------------------------------

     (g)  Rents Receivable
          ----------------

     Due to the nature of these accounts, residential rents receivable are fully reserved as of December 31, 1996 and 1995.


3.   ACQUISITION OF RENTAL PROPERTY:
     ------------------------------

     In February 1989, the Partnership acquired an 80 unit apartment complex (Beaver Creek) located in Beaver County, Pennsylvania for a purchase price of $1,879,943, which includes $347,404 in acquisition fees.

     In June 1989, the Partnership acquired a 240 unit apartment complex (Countrybrook Estates, formerly West Creeke) located in Louisville, Kentucky for a purchase price of $5,670,984, which includes $334,285 in acquisition fees. In September 1992, the Partnership abandoned the sewage treatment station located on the grounds of the apartment complex which generated a net loss on disposal for financial statement purposes of $74,671.

     Inducon Joint Venture-Columbia (the "Venture") was formed pursuant to an agreement dated March 16, 1988 between the Partnership and Trion Development Group, Inc., a New York corporation (the "Corporation"). The primary purpose of the Venture was to acquire or lease land and construct office/warehouse buildings as income-producing property. The Partnership contributed initial capital to the Venture of $1,064,950 which was used to fund the initial development costs. On May 19, 1989 the Partnership purchased the Corporation's interest in the Inducon Joint Venture-Columbia for $130,000. The office complex, located in Columbia, South Carolina, consists of three buildings. The first building was put into service in July 1989 and has a total cost of $1,793,276 which includes $311,358 in acquisition fees. The second and third buildings were put into service in December 1991 and have a total cost of $2,346,548 which includes $48,796 of capitalized interest.

     In March 1990, the Partnership acquired a 130 unit apartment complex (Stonegate) located in Mobile, Alabama for a purchase price of $4,145,367, which includes $225,620 in acquisition fees.

     In March 1991, the Partnership acquired a 230 unit apartment complex (The Commons on Lewis Avenue, formerly Williamsburg Commons) located in Tulsa, Oklahoma for a purchase price of $2,965,803, which includes $269,721 in acquisition fees.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



3.   ACQUISITION OF RENTAL PROPERTY (Con't.):
     ---------------------------------------

     In September 1991, the Partnership entered into an agreement and formed a joint venture with Realmark Property Investors Limited Partnerships II and VI B (RPILP-II and RPILP-VI B), for the purpose of operating the 250 unit Foxhunt Apartment complex located in Kettering, Ohio and owned by RPILP II. In April 1992, the Partnership's capital contribution of $389,935 plus interest was returned by RPILP II and the Partnership's interest in the joint venture ended.

     In May 1992, the Partnership entered into an agreement to form a joint venture with Realmark Property Investors Limited Partnership (RPILP) for the purpose of operating the 144 unit Gold Key Apartments, an apartment complex located in Dayton, Ohio and owned by RPILP.

     In August 1992, the Partnership entered into a joint venture agreement for the purpose of operating Research Triangle Industrial Park West, a 150,000 square foot office/warehouse facility located in Research Triangle Park, North Carolina. The original joint venture agreement to develop and operate the property, created between RPILP-II and Adaron Group (Adaron), was dissolved, and the Partnership acquired all rights previously held by Adaron. The agreement provides for 50% of any income or loss to be allocated to both the Partnership and RPILP II.


4.   MORTGAGES AND NOTES PAYABLE
     ---------------------------

     In connection with the acquisition of rental property, the Partnership obtained mortgages as follows:

     Countrybrook Estates (formerly West Creeke)
     -------------------------------------------

     A mortgage with a balance of $3,950,483 and $3,977,436 at December 31, 1996 and 1995, respectively, bearing interest at 9.75%. The mortgage provides for annual principal and interest payments of $413,568 payable in equal monthly installments. The final payment was originally due on July 1, 1996, but has been extended to June 1, 1997. Secured by the Countrybrook Estates Complex.

     Inducon-Columbia
     ----------------

     On July 27, 1989 a construction loan was approved. Interest on the amount advanced is at the prime rate (8.25% at December 31, 1996), announced by the Nations Bank, plus 1.25%. Interest was payable monthly commencing the first month following the first advance, and continuing until July 10, 1994. On that date the Partnership had the option of purchasing two one-year extensions by paying, at the time of each extension, a fee equal to one-half of one percent of the then outstanding principal balance. The Partnership exercised both of its options, and extended the due date to July 10, 1996 at which time another extension was granted to April 1997. On July 26, 1993, the construction loan was restructured to allow up to $500,000 to be advanced solely for tenant upfit expenses. All terms under the original agreement are still in effect.

     As of December 31, 1996 and 1995,  construction  loan advances  amounted to
$1,776,081   and   $1,816,081,   respectively.   The  loan  is  secured  by  the
Inducon-Columbia Office/Warehouse buildings.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


4.   MORTGAGES AND NOTES PAYABLE (Con't.)
     ------------------------------------

     Stonegate
     ---------

     A mortgage with a balance of $1,963,361 and $1,984,073 at December 31, 1996 and 1995, respectively. The mortgage provided for monthly principal and interest payments of $18,800 through March 31, 1994. On April 1, 1994 the interest rate changed to 1% over the corporate base rate charged by the Boatman's National Bank. The corporate base rate was 9.25% on December 31, 1996. Monthly payments, from April 1, 1994 through maturity on March 1, 1997 will equal $1,726 in principal plus accrued interest. A final payment of $1,960,592 plus accrued interest is due April 1, 1997. Secured by Stonegate Townhouses.

     The Commons on Lewis Avenue
     ---------------------------

     A mortgage with a balance of $1,883,236 and $1,895,000 at December 31, 1996 and 1995, respectively, provides for monthly principal and interest payments calculated based upon an interest rate ranging from 8-12% annually (10% at December 31, 1996). The mortgage is due April 1, 2001. Secured by The Commons on Lewis Avenue apartment complex.

     The aggregate maturities of the mortgages payable for each of the next five years and thereafter are as follows:

Year                                                     Amount

1997                                                   $7,717,423
1998                                                       20,930
1999                                                       21,081
2000                                                       22,920
2001                                                    1,790,807
                                                       -----------
TOTAL                                                  $9,573,161
                                                       ===========



5.   FAIR VALUE OF FINANCIAL INSTRUMENTS:
     -----------------------------------

     Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair value of cash, accounts receivable, accounts receivable - affiliates, accounts payable, accounts payable, accrued expenses and deposit liabilities approximate the carrying value due to the short-term nature of these instruments.

     Management has estimated that the fair value of the mortgage payable on Countrybrook Estates, Stonegate Townhouses and Inducon - Columbia approximate their carrying values of $3,950,483, $1,963,361 and $1,776,081, respectively, as the mortgages payable are due and callable in 1997.

     Management has estimated that the fair value of the mortgage payable on The Commons on Lewis Avenue, based on currently available rates, is approximately $2,062,000. The carrying value of the mortgage is $1,883,236.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


6.   RELATED PARTY TRANSACTIONS
     --------------------------

     Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partner. The management agreement provides for 5% of gross monthly rental receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $175,892, $210,903 and $179,193 for the years ended December 31, 1996, 1995 and 1994 respectively.

     According to the terms of the partnership agreement, the General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. The Corporate General Partner is paid its 5% partnership management fee annually as cash flow allows. As such, no fees were charged for the year ended December 31, 1995. This fee totaled $18,000 and $17,910 for the years ended December 31, 1996 and 1994, respectively.

     The General Partners are also allowed to collect a property disposition fee upon the sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties or 3% of the sales price. The property disposition fee is subordinate to the Limited Partners receipt of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital contributions and to repayment to the Limited Partners of an amount equal to their original capital contributions. No properties have been sold as of December 31, 1996 and accordingly, there have been no property disposition fees paid or earned by the General Partners.

     Pursuant to the terms of the partnership agreement, the Corporate General Partner charges the Partnership for reimbursement of certain costs and expenses incurred by the corporate general partner and its affiliates in connection with the administration of the Partnership and acquisition of properties. These charges were for the Partnership's allocated share of costs and expenses such as payroll, travel and communication costs related to partnership accounting, partner communication and relations, and acquisitions of properties and are included in property operations. Additionally, Partnership accounting and portfolio management fees, investor services fees and brokerage fees are allocated based on total assets, number of partners and number of units, respectively. These costs amounted to $168,511, $165,517 and $156,310 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Accounts receivable - affiliates, which are payable on demand, amounted to $0 and $802,099 as of December 31, 1996 and 1995, respectively.

     Construction management fees, computed as a percentage of amounts expended for capital repairs and maintenance outside the scope of normal property operations totaled $24,177 for the year ended December 31, 1994. No such fee was charged for the years ended December 31, 1996 or 1995.

     Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partners. The fee is based upon the number of apartment units and totaled $11,460, $11,460 and $10,585 for the years ended December 31, 1996, 1995 and 1994 respectively.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


7.   INCOME TAXES
     ------------

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

     The reconciliation of net loss for the years ended December 31, 1996, 1995 and 1994 as reported in the statement of operations, and as would be reported for tax purposes, is as follows:
                                       1996           1995             1994
                                     ----------    ------------    -------------

Net loss -
  Statement of operations            $(986,192)   $ (1,306,904)    $ (1,560,603)

Add to (deduct from):
  Difference in depreciation           109,457         144,342           80,124

  Other nondeductible expenses         120,405          57,796           58,694

  Tax basis adjustment - joint         156,134         222,574          172,548
ventures
                                     ----------    ------------    -------------

Net loss - tax return purposes       $(600,196)   $   (882,192)    $ (1,249,237)
                                     ==========    ============    =============

     The reconciliation of Partners' Capital as of December 31, 1996, 1995 and 1994, as reported in the balance sheet and as reported for tax return purposes, is as follows:

                                         1996           1995           1994
                                      ------------   ------------  -------------

Partners' Capital - Balance Sheet     $ 4,562,661    $ 5,548,853   $  6,855,757

Add to (deduct from):
  Accumulated difference in               255,563        146,106          1,764
depreciation

  Syndication fees                      2,312,863      2,312,863      2,312,863

  Other nondeductible expenses            391,207        270,802        213,006

  Tax basis adjustment-Joint              870,533        714,399        491,825
Ventures
                                      ------------   ------------  -------------

Partners' Capital - tax return
purposes                              $  8,392,827   $  8,993,023  $   9,875,215
                                      ============   ============  =============

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


8.   INVESTMENT IN JOINT VENTURES:
     ----------------------------

     On September 27, 1991, the Partnership entered into an agreement and formed a Joint Venture with Realmark Property Investors Limited Partnership-II (RPILP-II), and Realmark Property Investors Limited Partnership-VI B (RPILP-VI
B). The Joint Venture was formed for the purpose of operating an apartment complex (Foxhunt Apartments located in Dayton, Ohio) owned by RPILP-II. Under the terms of the original joint venture agreement, the partnership contributed $390,000 and RPILP-VI B contributed $1,041,568 to buy out the wraparound promissory note on the property. RPILP-II contributed the property net of the first mortgage.

     On April 1, 1992, the Partnership's interest in the joint venture was bought out by RPILP-II for $389,935 plus interest at 15%. The joint venture agreement had provided that any income, loss, gain, cash flow and sale proceeds be allocated 63.14% to RPILP-II, 10.04% to the partnership and 26.82% to RPILP-VI B.

     On May 5, 1992, the Partnership entered into an agreement to form a joint venture with Realmark Property Investors Limited Partnership (RPILP) for the purpose of operating Carriage House of Englewood (formerly the Gold Key Apartments), an apartment complex located in Englewood, Ohio and owned by RPILP. Under the terms of the original agreement, the Partnership contributed $497,912 and RPILP contributed the property net of the outstanding mortgage. On March 1, 1993, the Partnership contributed an additional $125,239 to the joint venture.

     The original joint venture agreement provided that any income, loss, gain, cash flow, or sale proceeds be allocated 68% to RPILP and 32% to the Partnership. An amended joint venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 40% to the Partnership and 60% to RPILP. Due to the recurring losses which has reduced its cash, there is substantial doubt about the Carriage House of Englewood Joint Venture's ability to continue as a going concern.

     Due to the General Partners active relationship with each venturer, the Partnership accounts for its interest on the equity method. The equity ownership was determined based upon the cash paid into the joint venture by the Partnership as a percentage of the General Partner's estimate of the fair market value of the apartment complex and other assets at the date of inception.

     In July 1996, the Partnership entered into a plan to dispose of the property, plant and equipment of the joint venture with a carrying amount of $1,191,451 at December 31, 1996 and a net loss of $299,092 for the year ended December 31, 1996. Management has determined that a sale of the property is in the best interests of the investors. As of December 31, 1996, an agreement, cancelable by the buyer, has been signed with an anticipated sales price of $3,700,000.

     In connection with the pending sale, the joint venture has received $220,000 in non-refundable deposits, of which $47,200 is represented by a note receivable from the buyer.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


8.   INVESTMENT IN JOINT VENTURES (Con't.):
     -------------------------------------

     Financial Accounting Standards Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the year ended December 31, 1996 totaled approximately $44,000.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


8.   INVESTMENT IN JOINT VENTURES (Con't.):

     A summary of the assets, liabilities and partners' capital (deficiency) of the Joint Venture as of December 31, 1996 and 1995 and the results of its operations for the years ended December 31, 1996, 1995 and 1994 is as follows:



                    CARRIAGE HOUSE OF ENGLEWOOD JOINT VENTURE
                                  BALANCE SHEET
                           December 31, 1996 and 1995

Assets                                                   1996           1995
                                                     -----------    -----------

Land and land improvements                           $   367,500    $   367,500
Building                                               2,413,805      2,404,785
Building equipment                                        12,141         12,141
                                                     -----------    -----------
                                                       2,793,446      2,784,426
Less accumulated depreciation                         (1,601,995)    (1,531,705)
                                                     -----------    -----------
  Property, net                                        1,191,451      1,252,721

Cash                                                        --           28,101
Escrow                                                   187,815        277,523
Other assets                                             573,634        797,919
                                                     -----------    -----------

        Total Assets                                 $ 1,952,900    $ 2,356,264
                                                     ===========    ===========

Liabilities and Partners' Deficit

Liabilities:
  Cash overdraft                                     $   201,367    $      --
  Mortgage payable                                     2,930,266      2,947,711
  Accounts payable and accrued expenses                  205,524        702,735
  Deposits on sale                                       220,000           --
  Accrued interest                                        21,977         22,108
  Security deposits and prepaid rent                      31,858         42,710
                                                     -----------    -----------
        Total Liabilities                              3,610,992      3,715,264
                                                     -----------    -----------

Partners' Capital (Deficit):
  The Partnership                                        274,180        393,817
  RPILP                                               (1,932,272)    (1,752,817)
                                                     -----------    -----------
        Total Partners' Deficit                       (1,658,092)    (1,359,000)
                                                     -----------    -----------

        Total Liabilities and Partners' Deficit      $ 1,952,900    $ 2,356,264
                                                     ===========    ============

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


8.   INVESTMENT IN JOINT VENTURES (Con't):
     ------------------------------------

                    CARRIAGE HOUSE OF ENGLEWOOD JOINT VENTURE
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                          1996           1995           1994
                                      -----------    -----------    -----------

Income:
  Rental                              $   737,539    $   756,009    $   751,071
  Other income                             36,012         46,120         36,092
                                      -----------    -----------    -----------
  Total Income                            773,551        802,129        787,163
                                      -----------    -----------    -----------

Expenses:
  Property operations                     403,783        403,394        342,505
  Interest                                264,455        265,963        267,340
  Depreciation and amortization            70,290        118,072        117,490
  Administrative:
    Paid to affiliates                    278,226        191,569        177,395
    Other                                  55,889         52,714         57,891
                                      -----------    -----------    -----------
  Total Expenses                        1,072,643      1,031,712        962,621
                                      -----------    -----------    -----------

Net loss                              ($  299,092)   ($  229,583)   ($  175,458)
                                      ===========    ===========    ===========

Allocation of net loss:
  The Partnership                     ($  119,638)   ($   91,833)   ($   70,183)
  RPILP                                  (179,454)      (137,750)      (105,275)
                                      -----------    -----------    -----------

Total                                 ($  299,092)   ($  229,583)   ($  175,458)
                                      ===========    ===========    ===========


A reconciliation of the Partnership's investments in the Joint Venture is as follows:
                                          1996         1995         1994
                                       ----------   ----------   ----------

Investment in joint venture at          $486,272     $582,605     $657,288
beginning of year
Amortization of excess purchase price     (4,500)      (4,500)      (4,500)
Allocation of net loss                  (119,638)     (91,833)     (70,183)
                                        --------     --------      -------

Investment in joint venture at end      $362,134     $486,272     $582,605
of year                                 ========     ========     ========

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


8.   INVESTMENT IN JOINT VENTURES (Con't):
     ------------------------------------

     On August 20, 1992, the Partnership entered into a joint venture agreement for the purpose of operating Research Triangle Industrial Park West, an office/warehouse facility located in Research Triangle Park, North Carolina. The original joint venture agreement to develop and operate the property, created between Realmark Property Investors Limited Partnership-II (RPILP-II) and Adaron Group (Adaron), was dissolved, and the Partnership acquired Adaron's investment in the joint venture. In the transaction, the Partnership paid $575,459 to Adaron and acquired all rights previously held by Adaron. The agreement provides for 50% of any income or loss to be allocated to both the Partnership and RPILP-II.

     A summary of the assets, liabilities and equity of the Joint Venture as of December 31, 1996 and 1995 and the results of its operations for the years ended December 31, 1996, 1995 and 1994 is as follows:

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


                        RESEARCH TRIANGLE JOINT VENTURE
                                  BALANCE SHEET
                           December 31, 1996 and 1995

Assets                                                   1996           1995
                                                     -----------    -----------

Land                                                 $   338,112    $   338,112
Land improvements                                        799,430        790,101
Buildings                                              4,130,637      4,130,637
                                                     -----------    -----------
                                                       5,268,179      5,258,850
Less accumulated depreciation                         (3,667,054)    (3,231,895)
                                                     -----------    -----------
Property, net                                          1,601,125      2,026,955

Cash                                                     745,127         92,150
Accounts receivable - affiliates                            --          321,488
Accounts receivable - other                              268,317        333,552
Other assets                                              49,597         93,285
                                                     -----------    -----------

        Total Assets                                 $ 2,664,166    $ 2,867,430
                                                     ===========    ===========

Liabilities and Partners' Deficit

Liabilities:
  Mortgage payable                                   $ 4,996,884    $ 5,073,225
  Accounts payable and accrued expenses                   96,440        169,665
  Accounts payable - affiliates                           37,406           --
                                                     -----------    -----------
        Total Liabilities                              5,130,730      5,242,890
                                                     -----------    -----------

Partners' Deficit:
  The Partnership                                     (1,332,697)    (1,287,145)
  RPILP-II                                            (1,133,867)    (1,088,315)
                                                     -----------    -----------
        Total Partners' Deficit                       (2,466,564)    (2,375,460)
                                                     -----------    -----------

        Total Liabilities and Partners' Deficit      $ 2,664,166    $ 2,867,430
                                                     ===========    ===========

8.   INVESTMENT IN JOINT VENTURES (Con't):
     ------------------------------------

                        RESEARCH TRIANGLE JOINT VENTURE
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                          1996           1995           1994
                                      -----------    -----------    -----------

Income:
  Rental                              $ 1,029,367    $   946,046    $   914,129
  Other                                       763            431            710
                                      -----------    -----------    -----------
        Total Income                    1,030,130        946,477        914,839
                                      -----------    -----------    -----------

Expenses:
  Property operations                     112,982        117,319        116,828
  Interest                                436,685        440,630        448,795
  Depreciation and amortization           500,228        510,653        507,664
  Administrative:
    Paid to affiliates                     58,987         63,527         72,416
    Other                                  12,352            226          2,614
                                      -----------    -----------    -----------
        Total Expenses                  1,121,234      1,132,355      1,148,317
                                      -----------    -----------    -----------

Net loss                              ($   91,104)   ($  185,878)   ($  233,478)
                                      ===========    ===========    ===========

Allocation of net loss:
  The Partnership                     ($   45,552)   ($   92,939)   ($  116,739)
  RPILP-II                                (45,552)       (92,939)      (116,739)
                                      -----------    -----------    -----------

        Total                         ($   91,104)   ($  185,878)   ($  233,478)
                                      ===========    ===========    ===========

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

9.   LEASES (LESSEE):
     ---------------

     In connection with the development of property in Columbia, South Carolina, the Partnership entered into a land lease agreement with the Richland-Lexington Airport District for a period of sixty years. The lease covers two parcels of land approximately 4.5 acres each, located within the boundaries of the Columbia Metropolitan Airport in an area designated as a Foreign Trade Zone. The lease requires minimum monthly rental payments of $9,084 and includes a rental escalation clause based on the consumer price index for the remainder of the term. The lease is being accounted for as an operating lease. The agreement also includes an option to lease a third parcel of land measuring approximately 5.5 acres.

     Minimum future rental payments for each of the next five years are as follows:
            Year                                       Amount
            ----                                       ------

            1997                                     $  109,008
            1998                                        109,008
            1999                                        109,008
            2000                                        109,008
            2001                                        109,008


10.  LEASES (LESSOR):
     ---------------

     In connection with the Inducon - Columbia property, the Partnership has entered into commercial lease agreements with terms from one to five years. Minimum future rentals to be received for each of the next five years under noncancelable operating leases are as follows:

            Year                                       Amount
            ----                                       ------

            1997                                      $ 544,126
            1998                                        396,906
            1999                                        307,968
            2000                                         67,303
            2001                                         39,260


11.  GOING CONCERN CONSIDERATIONS:
     ----------------------------

     The Partnership has sustained recurring losses and, as discussed in Note 4, final payments are due in 1997 for the Countrybrook Estates, Inducon - Columbia and Stonegate Townhouses mortgages. Management is currently seeking refinancing for these mortgages. These factors combined have raised substantial doubt about the Partnership's ability to continue as a going concern.

     Management is continuing its efforts to reduce expenses and increase rents and also to sell or refinance existing properties.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



12.  SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
     -----------------------------------------------
                                    1996           1995           1994
                                 ------------   -----------   -------------

Cash paid for interest           $    922,210   $   905,157   $     866,626
                                 ============   ===========   =============


13.  RECLASSIFICATIONS
     -----------------

     Certain reclassifications have been made to the 1994 and 1995 balances to conform to the classifications used in 1996.

SCHEDULE III

                                                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                                                      REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                 DECEMBER 31, 1996


                                                           Cost             Gross Amounts at which
                                     Initial Cost to      Capitalized     Carried at Close of Period
                                                                     -------------------------------------
                                       Partnership        Subsequent                                   (3)(4)
                                  -----------------------
    Property                                              to                               (1)(2)  Accumulated  Date of       Date
  Description        Encumbrances   Land    Buildings   Acquisition  Land    Buildings    Total   Depreciation Construction Acquired
Beaver Creek
  Pittsburgh, PA     $        -    282,000   1,437,944  $      -    282,000   1,437,944   1,719,944     458,685      1975     2/89

Countrybrook Estates
  Louisville, KY     3,950,483     882,272   4,277,115  44,845      882,272   4,321,960   5,204,232   1,274,071      1972     6/89

Stonegate
  Mobile, AL         1,963,361     419,544   3,487,160   7,085      419,544   3,494,245   3,913,789     939,800      1985     3/90

The Commons
  Tulsa, OK          1,883,236     525,000   2,304,303  405,107     525,000   2,709,410   3,234,410     535,926      1970     3/91

Inducon - Columbia
Columbia, SC         1,776,081       -       1,503,710  3,152,862     5,282   4,651,290   4,656,572   1,004,279      1989     5/89
                     ----------   --------- ----------- -------    --------- ----------- ----------- -----------

                     9,573,161    2,108,816 13,010,232  3,609,899  2,114,098 16,614,849  18,728,947   4,212,761
                     ==========   ========= =========== =======    ========= =========== =========== ===========

Carriage House of
  Englewood J.V.
  Dayton, OH         2,930,266     182,500   2,526,254  72,551      182,500   2,598,805   2,781,305   1,596,577      1972     5/92
                     ==========   ========= =========== =======    ========= =========== =========== ===========


Research Triangle J.V.
  Raleigh, NC        $4,996,884   $338,112  $4,920,738  $9,329     $338,112  $4,930,067  $5,268,179  $3,667,054      1983     8/92
                     ==========   ========= =========== =======    ========= =========== =========== ===========


SCHEDULE III
    (Continued)


             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996


(1)  Cost for Federal income tax purposes is $18,728,947.

(2) A reconciliation of the carrying amount of buildings and improvements as of December 31, 1996, 1995 and 1994 is as follows:

                                                 Partnership Properties
                                                 ----------------------
                                              1996           1995           1994
                                       -----------    -----------    -----------

Balance at beginning of period         $16,407,368    $15,861,559    $15,458,610
Additions                                  207,481        545,809        402,949
                                       -----------    -----------    -----------
Balance at end of period               $16,614,849    $16,407,368    $15,861,559
                                       ===========    ===========    ===========


                                               Joint Venture Properties
                                               ------------------------
                                                1996          1995          1994
                                          ----------    ----------    ----------

Balance at beginning of period            $7,510,523    $7,504,523    $7,504,523
Additions                                     18,349         6,000          --
                                          ----------    ----------    ----------
Balance at end of period                  $7,528,872    $7,510,523    $7,504,523
                                          ==========    ==========    ==========

(3) A reconciliation of accumulated depreciation for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                   Partnership Properties
                                                   ----------------------
                                                  1996         1995         1994
                                            ----------   ----------   ----------

Balance at beginning of period              $3,473,170   $2,779,144   $2,193,278
Additions charged to cost and expenses
  during the period                            739,591      694,026      585,866
                                            ----------   ----------   ----------
Balance at end of period                    $4,212,761   $3,473,170   $2,779,144
                                            ==========   ==========   ==========


                                                  Joint Venture Properties
                                                  ------------------------
                                                  1996         1995         1994
                                            ----------   ----------   ----------

Balance at beginning of period              $4,759,130   $4,206,675   $3,654,336
Additions charged to cost and expenses         504,501      552,455      552,339
during the period
                                            ----------   ----------   ----------
Balance at end of period                    $5,263,631   $4,759,130   $4,206,675
                                            ==========   ==========   ==========


(4)  Balance applies entirely to buildings.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - VI A


    By: /s/ Joseph M. Jayson                             3/28/97
         -------------------------------------------       ---------------
            JOSEPH M. JAYSON,                              Date
            Individual General Partner


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      By: /s/ Joseph M. Jayson                              3/28/97
         --------------------------------------------       ---------------
            JOSEPH M. JAYSON, President                     Date
            Principal Executive Officer and Director

          /s/ Michael J. Colmerauer                         3/28/97
         --------------------------------------------       ---------------
            MICHAEL J. COLMERAUER,                          Date
            Secretary

     Supplemental  Information  to be Furnished  with Reports Filed  Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

     The Form 10-K is sent to security holders. No other annual report is distributed. No proxy statement, form of proxy or other proxy soliciting material was sent to any of the registrant's security holders with respect to any annual or other meeting of security holders.