Form 10-Q
period 1997-03-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 1997-06-11
CIK 822783

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                            Commission File Number
March 31, 1997                                       0-17466

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
             (Exact Name of Registrant as specified in its charter)


    Delaware                                           16-1309987
--------------------                      ------------------------------------
(State of Formation)                      (IRS Employer Identification Number)


2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                                ---     ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of March 31, 1997 the registrant had 157,377.9 units of limited partnership interest outstanding.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------

                                      INDEX
                                      -----


                                                                     PAGE NO.
                                                                     --------
PART I:     FINANCIAL INFORMATION
-------     ---------------------

            Balance Sheets -
                  March 31, 1997 and December 31, 1996                  3

            Statements of Operations -
                  Three Months Ended March 31, 1997 and 1996            4

            Statements of Cash Flows -
                  Three Months Ended March 31, 1997 and 1996            5

            Statements of Partners' (Deficit) Capital -
                  Three Months Ended March 31, 1997 and 1996            6

            Notes to Financial Statements                             7 - 21


PART II:    MANAGEMENT'S DISCUSSION & ANALYSIS OF
-------------------------------------------------
            FINANCIAL CONDITION & RESULTS OF
            --------------------------------
            OPERATIONS                                               22 - 23
            ----------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
                                 BALANCE SHEETS
                      March 31, 1997 and December 31, 1996
                                   (Unaudited)

                                                         March 31,     December 31,
                                                            1997            1996
                                                            ----            ----
ASSETS
------

Property, at cost:
     Land and land improvements                        $  2,116,448    $  2,116,448
     Buildings                                           16,624,484      16,614,849
     Furniture and fixtures                               1,101,500       1,101,500
                                                       ------------    ------------
                                                         19,842,432      19,832,797
     Less accumulated depreciation                        5,482,075       5,289,574
                                                       ------------    ------------
          Property, net                                  14,360,357      14,543,223

Investments in real estate joint ventures                   344,298         368,287

Accounts receivable                                          50,337          50,337
Prepaid commissions, net of accumulated amortization
     of $48,859 and $45,867                                  13,454          16,446
Mortgage costs, net of accumulated amortization
     of $287,146 and $268,186                                72,885          76,845
Other assets                                                168,262          83,987
                                                       ------------    ------------

           Total Assets                                $ 15,009,593    $ 15,139,125
                                                       ============    ============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Cash overdraft                                    $    418,587    $    181,074
     Mortgages payable                                    9,556,151       9,573,161
     Accounts payable and accrued expenses                  477,010         617,877
     Accounts payable - affiliates                           44,489               0
     Security deposits and prepaid rents                    229,405         204,352
                                                       ------------    ------------
           Total Liabilities                             10,725,642      10,576,464
                                                       ------------    ------------

Partners' (Deficit) Capital:
     General partners                                      (273,259)       (264,898)
     Limited partners                                     4,557,210       4,827,559
                                                       ------------    ------------
          Total Partners' Capital                         4,283,951       4,562,661
                                                       ------------    ------------

          Total Liabilities and Partners' Capital      $ 15,009,593    $ 15,139,125
                                                       ============    ============


                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                     Three Months   Three Months
                                                         Ended         Ended
                                                       March 31,     March 31,
                                                         1997           1996
                                                         ----           ----

Income:
     Rental                                          $   884,889    $   925,902
     Interest and other income                            89,036         86,671
                                                     -----------    -----------
     Total income                                        973,925      1,012,573
                                                     -----------    -----------

Expenses:
     Property operations                                 536,992        510,706
     Interest                                            230,091        226,300
     Depreciation and amortization                       217,878        185,420
     Administrative:
          Paid to affiliates                              93,350         60,545
          Other                                          150,335        121,610
                                                     -----------    -----------
     Total expenses                                    1,228,646      1,104,581
                                                     -----------    -----------

Loss before allocated loss from joint ventures          (254,721)       (92,008)

Allocated loss from joint ventures                       (23,989)       (48,245)
                                                     -----------    -----------

Net loss                                             ($  278,710)   ($  140,253)
                                                     ===========    ===========

Loss per limited partnership unit                    ($     1.72)   ($     0.86)
                                                     ===========    ===========

Distributions per limited partnership unit           $      0.00    $      0.00
                                                     ===========    ===========

Weighted average number of
     limited partnership units
     outstanding                                         157,378        157,378
                                                     ===========    ===========

















                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                           Three Months   Three Months
                                                               Ended         Ended
                                                             March 31,     March 31,
                                                               1997           1996
                                                               ----           ----
Cash flow from operating activities:
     Net loss                                                ($278,710)   ($140,253)

Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation and amortization                             217,878      185,420
     Net loss from joint ventures                               23,989       48,245
Changes in operating assets and liabilities:
     Accounts receivable                                             0       (1,380)
     Prepaid commissions                                             0            0
     Other assets                                              (87,700)     (23,933)
     Accounts payable and accrued expenses                    (140,867)      35,364
     Security deposits and prepaid rent                         25,053       (9,600)
                                                             ---------    ---------
Net cash (used in) provided by operating activities           (240,357)      93,863
                                                             ---------    ---------

Cash flow from investing activities:
     Accounts receivable - affiliates                                0        1,281
     Capital expenditures                                       (9,635)     (61,839)
     Contributions to joint ventures, net of distributions           0            0
                                                             ---------    ---------
Net cash (used in) investing activities                         (9,635)     (60,558)
                                                             ---------    ---------

Cash flows from financing activities:
     Cash overdraft                                            237,513      (21,632)
     Accounts payable - affiliates                              44,489            0
     Distributions to partners                                       0            0
     Principal payments on mortgages                           (17,010)     (11,673)
     Mortgage costs                                            (15,000)           0
                                                             ---------    ---------
Net cash provided by (used in) financing activities            249,992      (33,305)
                                                             ---------    ---------

Increase (decrease) in cash                                          0            0

Cash - beginning of period                                           0            0
                                                             ---------    ---------

Cash - end of period                                         $       0    $       0
                                                             =========    =========


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                  $ 230,091    $ 226,300
                                                             =========    =========



                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)


                                       General           Limited Partners
                                       Partners
                                        Amount          Units          Amount
                                        ------          -----          ------

Balance, January 1, 1996             ($  235,312)     157,377.9     $ 5,784,165

Net loss                                  (4,208)             0        (136,045)
                                     -----------      ---------     -----------

Balance, March 31, 1996              ($  239,520)     157,377.9     $ 5,648,120
                                     ===========      =========     ===========


Balance, January 1, 1997             ($  264,898)     157,377.9     $ 4,827,559

Net loss                                  (8,361)             0        (270,349)
                                     -----------      ---------     -----------

Balance, March 31, 1997              ($  273,259)     157,377.9     $ 4,557,210
                                     ===========      =========     ===========
























                        See notes to financial statements

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
                          NOTES TO FINANCIAL STATEMENTS
                  Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)


1.   GENERAL PARTNERS' DISCLOSURE
     ----------------------------

     In the opinion of the General Partners of Realmark Property Investors Limited Partnership VI-A, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the three month periods ended March 31, 1997 and 1996, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


2.   FORMATION AND OPERATION OF PARTNERSHIP
     --------------------------------------

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

     --------------------------------------------------

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

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

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

     ------------------------------------------------------

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

     Rents Receivable
     ----------------

     Due to the nature of these accounts, residential rents receivable are fully reserved as of March 31, 1997 and 1996.

4.   ACQUISITION AND DISPOSITION OF RENTAL PROPERTY
     ----------------------------------------------

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

     ----------------------------------------------------------

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

5.   MORTGAGES AND NOTES PAYABLE
     ---------------------------

     In connection with the acquisition of rental property, the Partnership obtained mortgages as follows:

     Countrybrook Estates (formerly West Creeke)
     -------------------------------------------

     A mortgage with a balance of $3,943,336 and $3,970,941 at March 31, 1997 and 1996, respectively, bearing interest at 9.75%. The mortgage provides for annual principal and interest payments of $413,568 payable in equal monthly installments with a final payment of $3,964,286 due on July 1, 1996. The loan is secured by the Countrybrook Estates complex.

     Inducon - Columbia
     ------------------

     On July 27, 1989 a construction loan was approved. Interest on the amount advanced is at the prime rate, as announced by Nations Bank, plus 1.25%. Interest is payable in monthly installments commencing the first month following the first advance, and continuing until July 10, 1994. On that date the Partnership had the option of purchasing two one-year extensions by paying, at the time of each extension, a fee equal to one-half of one percent of the then outstanding principal balance. The Partnership exercised both of its options, and has extended the due date to July 10, 1996. On July 26, 1993 the construction loan was restructured to allow up to $500,000 to be advanced solely for tenant upfit expenses. All terms under the original agreement are still in effect. As of March 31, 1997 and 1996 loan advances amounted to $1,776,081 and $1,816,081, respectively. The loan is secured by the Inducon-Columbia Office/Warehouse buildings.

     Stonegate
     ---------

     A mortgage with a balance of $1,958,116 and $1,978,895 at March 31, 1997 and 1996, respectively. The mortgage provided for monthly principal and interest payments of $18,800 through March 31, 1994. On April 1, 1994 the interest rate changed to 1% over the corporate base rate charged by the Boatman's National Bank. Monthly payments from April 1, 1994 through maturity on March 1, 1997 will equal $1,726 in principal plus accrued interest. A final payment of $1,960,592 plus accrued interest is due April 1, 1997. Management is currently looking for new financing for this property.

     ---------------------------------------

     The Commons on Lewis Avenue
     ---------------------------

     A mortgage with a balance of $1,878,618 and $1,895,000 at March 31, 1997 and 1996 obtained at the time of purchase, providing for monthly interest only payments ranging from 8% to 12% annually. Principal and interest payments are to begin May 1996 with an effective interest rate of 10% per the loan agreement. The entire principal balance, plus accrued interest, is due and payable April 1, 2001.

     The mortgages described above are secured by the individual properties to which they relate.

     The aggregate maturities of mortgages payable for each of the next five years and thereafter are as follows:

                   Year              Amount
                   ----              ------

                   1997             $ 7,717,423
                   1998                  20,930
                   1999                  21,081
                   2000                  22,920
                   2001               1,790,807
                                     ----------

                   TOTAL            $ 9,573,161
                                    ===========

6.   RELATED PARTY TRANSACTIONS
     --------------------------

     Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $55,121 and $30,030 for the three months ended March 31, 1997 and 1996, respectively.

     According to the terms of the Partnership Agreement, the General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. There were no such fees paid or accrued for the three months ended March 31, 1997 or 1996.

     --------------------------------------

     The general partners are also allowed to collect a property disposition fee upon the sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties, or 3% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their original capital contributions. No properties have been sold as of March 31, 1997 and accordingly, there have been no property disposition fees paid or earned by the general partner.

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

     Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $2,640 for both the three months ended March 31, 1997 and 1996, respectively.

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

     ------------------------

     The reconciliation of net loss for the three months ended March 31, 1997 and 1996 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:


                                                   March 31,        March 31,
                                                      1997            1996
                                                      ----            ----

    Net loss - statement of operations           $  (278,710)   $   (140,253)

    Add to (deduct from):
       Difference in depreciation                     27,364          36,086
       Tax basis adjustments -
       Joint Ventures                                 39,034          55,644
       Allowance for doubtful accounts                30,101          14,449
                                                 -----------     -----------

    Net loss - tax return purposes               $  (182,211)    $  ( 34,074)
                                                 ===========     ===========


     The reconciliation of Partners' Capital as of March 31, 1997 and December 31, 1996 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                   March 31,     December  31,
                                                     1997            1996
                                                     ----            ----

    Partners' Capital - balance sheet            $  4,283,951   $  4,562,661

    Add to (deduct from):
       Accumulated difference in
       depreciation                                   282,927        255,563
       Tax basis adjustment -
       Joint Ventures                                 909,567        870,533
       Syndication fees                             2,312,863      2,312,863
       Other non-deductible expenses                  421,308        391,207
                                                 ------------    -----------

    Partners' Capital - tax return purposes      $  8,210,616    $ 8,392,827
                                                 ============    ===========

8.   INVESTMENT IN JOINT VENTURES
     ----------------------------

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

     On May 5, 1992 the Partnership entered into an agreement to form a joint venture with Realmark Property Investors Limited Partnership (RPILP) for the purpose of operating Carriage House of Englewood (formerly the Gold Key Apartments) located in Englewood, Ohio and owned by RPILP. Under the terms of the original joint venture agreement, the Partnership contributed $497,912 and RPILP contributed the property net of the outstanding mortgage.

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

     A summary of the assets, liabilities and partners' capital (deficiency) of the joint venture as of March 31, 1997 and December 31, 1996 and the results of its operations for the three months ended March 31, 1997 and 1996 is as follows:

                    CARRIAGE HOUSE OF ENGLEWOOD JOINT VENTURE
                                 BALANCE SHEETS
                      March 31, 1997 and December 31, 1996

                                                             March 31,     December 31,
                                                                1997           1996
                                                                ----           ----
ASSETS
------

Property, at cost:
     Land and land improvements                             $   367,500    $   367,500
     Building                                                 2,413,805      2,413,805
     Building equipment                                          12,141         12,141
                                                            -----------    -----------
                                                              2,793,446      2,793,446
     Less accumulated depreciation                            1,632,164      1,601,995
                                                            -----------    -----------
          Property, net                                       1,161,282      1,191,451

Escrow deposits                                                 220,993        187,815
Other assets                                                    541,415        573,634
                                                            -----------    -----------

                 Total Assets                               $ 1,923,690    $ 1,952,900
                                                            ===========    ===========

LIABILITIES AND PARTNERS' (DEFICIT)
-----------------------------------

Liabilities:
     Cash overdraft                                         $   235,596    $   201,367
     Mortgages payable                                        2,925,655      2,930,266
     Accounts payable and accrued expenses                      206,406        205,524
     Deposits on sale                                           220,000        220,000
     Accrued interest                                            21,942         21,977
     Security deposits and prepaid rent                          28,129         31,858
                                                            -----------    -----------
                 Total Liabilities                            3,637,728      3,610,992
                                                            -----------    -----------


Partners' Capital (Deficit):
     The Partnership                                            251,802        274,180
     RPILP                                                   (1,965,840)    (1,932,272)
                                                            -----------    -----------
                Total Partners' (Deficit)                    (1,714,038)    (1,658,092)
                                                            -----------    -----------

                Total Liabilities and Partners' (Deficit)   $ 1,923,690    $ 1,952,900
                                                            ===========    ===========

                    CARRIAGE HOUSE OF ENGLEWOOD JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1997 and 1996

                                                    Three Months    Three Months
                                                       Ended            Ended
                                                     March 31,        March 31,
                                                        1997            1996
                                                        ----            ----

Income:
     Rental                                          $ 157,082        $ 177,317
     Interest and other income                          10,420            7,928
                                                     ---------        ---------
     Total income                                      167,502          185,245
                                                     ---------        ---------

Expenses:
     Property operations                                85,201           89,664
     Interest                                           72,186           89,275
     Depreciation and amortization                      31,605           31,507
     Administrative                                     34,456           43,478
                                                     ---------        ---------
     Total expenses                                    223,448          253,924
                                                     ---------        ---------

Net loss                                             ($ 55,946)       ($ 68,679)
                                                     =========        =========



Allocation of net loss:
     The Partnership                                 ($ 22,378)       ($ 27,472)
     RPILP                                             (33,568)         (41,207)
                                                     ---------        ---------

                                                     ($ 55,946)       ($ 68,679)
                                                     =========        =========

     ----------------------------------------

     A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                      1997            1996
                                                      ----            ----

     Investment in joint venture, January 1      $   274,180      $   486,272
     Allocation of net loss                          (22,378)         (27,472)
                                                 -----------      -----------

     Investment in joint venture, March 31       $   251,802      $   458,800
                                                  ==========      ===========


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

     A summary of the assets, liabilities and equity of the joint venture as of March 31, 1997 and December 31, 1996 and the results of its operations for the three months ended March 31, 1997 and 1996 is as follows:

                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                                 BALANCE SHEETS
                      March 31, 1997 and December 31, 1996

                                                             March 31,     December 31,
                                                                1997           1996
                                                                ----           ----
ASSETS
------

Cash and cash equivalents                                   $   768,976    $   745,127
Property, net of accumulated depreciation                     1,492,258      1,601,125
Accounts receivable - other                                           0        268,317
Other assets                                                    320,225         49,597
                                                            -----------    -----------

                 Total Assets                               $ 2,581,459    $ 2,664,166
                                                            ===========    ===========



LIABILITIES AND PARTNERS' (DEFICIT)
-----------------------------------

Liabilities:
     Notes payable                                          $ 4,976,751    $ 4,996,884
     Accounts payable and accrued expenses                       50,670         96,440
     Accounts payable - affiliates                               23,822         37,406
                                                            -----------    -----------
                 Total Liabilities                            5,051,243      5,130,730
                                                            -----------    -----------

Partners' (Deficit):
     General partners                                        (1,334,308)    (1,332,697)
     Other investors                                         (1,135,477)    (1,133,867)
                                                            -----------    -----------
                Total Partners' (Deficit)                    (2,469,785)    (2,466,564)
                                                            -----------    -----------

                Total Liabilities and Partners' (Deficit)   $ 2,581,459    $ 2,664,166
                                                            ===========    ===========


                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1997 and 1996

                                                    Three Months    Three Months
                                                       Ended            Ended
                                                     March 31,        March 31,
                                                        1997            1996
                                                        ----            ----

Income:
     Rental                                          $ 246,104        $ 242,961
     Interest and other income                           1,448              140
                                                     ---------        ---------
     Total income                                      247,552          243,101
                                                     ---------        ---------

Expenses:
     Property operations                                12,436           17,074
     Interest                                          107,553          127,659
     Depreciation and amortization                     113,867          109,347
     Administrative                                     16,917           30,568
                                                     ---------        ---------
     Total expenses                                    250,773          284,648
                                                     ---------        ---------

Net loss                                             ($  3,221)       ($ 41,547)
                                                     =========        =========


Allocation of net loss:
     The Partnership                                 ($  1,611)       ($ 20,774)
     RPILP II                                           (1,610)         (20,773)
                                                     ---------        ---------

                                                     ($  3,221)       ($ 41,547)
                                                     =========        =========

     ----------------------------------------

     A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                     1997             1996
                                                     ----             ----

     Investment in joint venture, January 1      $   6,155       $   60,907
     Allocation of net loss                        ( 1,611)         (20,774)
                                                 ---------       ----------

     Investment in joint venture, March 31       $   4,544       $   40,133
                                                 =========       ==========

PART II    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------     ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
           ---------------------------------------------

Liquidity and Capital Resources:
--------------------------------

The Partnership experienced a poor quarter from a cash flow point of view; the cash flow deficiency from operations amounted to just over $240,000. Management is concentrating on the implementation of controls over expenses, through closer monitoring of payroll and other operating expenses, to balance the loss of revenues which resulted in the first quarter of 1997 over that which management had expected. More aggressive marketing campaigns are being put in place and reinforced through routine/regular charting of which ads are successful in attracting renters and through which sources the ads are bringing in the traffic. Management also continues to offer attractive incentives to lease properties whose occupancies fall below 90%. It is hoped that the combination of strategies being followed by management will lead to the generation of higher revenues, thus improving the cash flow of the Partnership.

There were no distributions made during the three month periods ended March 31, 1997 and 1996. The Partnership does not anticipate resuming distributions until sufficient cash flow is generated to cover the Partnership's liabilities and set up reserves for construction work which is necessary at several of the residential complexes.

Results of Operations:
----------------------

Partnership operations for the three month period ended March 31, 1997 resulted in a net loss of $278,710 or $1.72 per limited partnership unit versus a net loss of $140,253 or $0.86 per limited partnership unit for the quarter ended March 31, 1996.

The tax basis loss for the quarter ended March 31, 1997 amounted to $182,211 or $1.12 per limited partnership unit. The tax loss for the three month period ended March 31, 1996 totaled $34,074 or $0.21 per limited partnership unit.

Revenue for the three month period ended March 31, 1997 amounted to $973,925, decreasing approximately $38,600 from the quarter ended March 31, 1996. A decrease in rental revenue was solely responsible for the decrease in total revenue when comparing the quarters ended March 31, 1997 and 1996. Interest and other income increased slightly between the two quarters; the just over $2,300 increase can be primarily attributed to an increase in security deposits forfeited. Lower occupancy at Countrybrook Estates and The Commons accounted for much of the decrease in rental revenue; also responsible for the decrease are substantially high concessions and discounts offered as a means of increasing occupancy in the coming months.

-----------------------------------

For the three month period ended March 31, 1997, total expenses were $1,228,646, an increase of just over $124,000 from the same quarter in 1996. Property operations expenditures increased approximately $26,000 between the two periods due to increased repairs and maintenance costs, contracted services (an almost 35% increase can be noted due to higher costs associated with outside services responsible for landscaping, painting, carpeting, etc.), and utilities. There was a slight decrease in payroll and related expenses between the two quarters. Management has been concentrating heavily on upgrading and better maintaining of the complexes as cash flow permits in an effort to increase occupancy, as well as to maintain current tenants. Interest expense remained relatively stable between the quarters ended March 31, 1997 and 1996. Total administrative charges increased just over $61,500 as legal fees (primarily due to collections), portfolio management charges, investor service fees and brokerage fees (primarily due to the efforts to sell Countrybrook Estates) all increased.

Management is confident that overall Partnership revenue will increase in future periods. Occupancy throughout the Partnership, particularly at Beaver Creek, Stonegate and Countrybrook Estates, should begin to escalate; the high occupancy level at Inducon-Columbia is expected to remain constant in the coming months. Total expenses, meanwhile, are anticipated to stay slightly ahead of previous levels as the expected occupancy increases should ultimately lead to an increase in several variable expenses, and as the repairs and maintenance work scheduled is completed.

For the three month period ended March 31, 1997, the Gold Key Joint Venture generated a net loss of $55,946, an improvement from the net loss of $68,679 for the three month period ended March 31, 1996. Pursuant to the terms of the joint venture agreement, the Partnership was allocated $22,378 of the loss in 1997 and $27,472 of the loss in 1996.

The Research Triangle Industrial Park Joint Venture had a net loss of $3,221 for the three month period ended March 31, 1997 with $1,611 of the loss allocated to the Partnership. For the three month period ended march 31, 1996, the Joint Venture had a net loss of $41,547 with $20,774 of the loss allocated to the Partnership. The Research Triangle Office Complex continues to enjoy high occupancy and positive cash flow.

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


By:   /s/Joseph M. Jayson                       June 9, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   REALMARK PROPERTIES, INC.
      Corporate General Partner

      /s/Joseph M. Jayson                       June 9, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      President and Director



      /s/Michael J. Colmerauer                  June 9, 1997
      ------------------------------            ------------------------
      Michael J. Colmerauer                     Date
      Secretary