Form 10-Q
period 1997-06-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 1997-08-14
CIK 822783

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                            Commission File Number
June 30, 1997                                       0-17466

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
             (Exact Name of Registrant as specified in its charter)


    Delaware                                           16-1309987
--------------------                      ------------------------------------
(State of Formation)                      (IRS Employer Identification Number)


2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                                ---     ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)


As of June 30, 1997 the registrant had 157,377.9 units of limited partnership interest outstanding.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------

                                      INDEX
                                      -----


                                                                        PAGE NO.
                                                                        --------
PART I:     FINANCIAL INFORMATION
-------     ---------------------

            Balance Sheets -
                  June 30, 1997 and December 31, 1996                     3

            Statements of Operations -
                  Three Months Ended June 30, 1997 and 1996               4

            Statements of Operations -
                  Six Months Ended June 30, 1997 and 1996                 5

            Statements of Cash Flows -
                  Six Months Ended June 30, 1997 and 1996                 6

            Statements of Partners' (Deficit) Capital -
                  Six Months Ended June 30, 1997 and 1996                 7

            Notes to Financial Statements                               8 - 23


PART II:    MANAGEMENT'S DISCUSSION & ANALYSIS OF
-------     FINANCIAL CONDITION & RESULTS OF
            --------------------------------
            OPERATIONS                                                 24 - 26
            ----------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
                                 BALANCE SHEETS
                       June 30, 1997 and December 31, 1996
                                   (Unaudited)

                                                           June 30,    December 31,
                                                             1997          1996
                                                             ----          ----
ASSETS

Property, at cost:
     Land and land improvements                        $  2,116,448    $  2,116,448
     Buildings                                           16,646,607      16,614,849
     Furniture and fixtures                               1,101,500       1,101,500
                                                       ------------    ------------
                                                         19,864,555      19,832,797
     Less accumulated depreciation                        5,674,205       5,289,574
                                                       ------------    ------------
          Property, net                                  14,190,350      14,543,223

Investments in real estate joint ventures                   304,932         368,287

Escrow deposits                                           1,067,275          44,179
Accounts receivable                                          50,337          50,337
Prepaid commissions, net of accumulated amortization
     of $51,851 and $45,867                                  10,462          16,446
Mortgage costs, net of accumulated amortization
     of $118,630 and $268,186                               491,947          76,845
Other assets                                                 52,269          39,808
                                                       ------------    ------------

            Total Assets                               $ 16,167,572    $ 15,139,125
                                                       ============    ============


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Cash overdraft                                    $    497,725    $    181,074
     Mortgages payable                                   10,734,646       9,573,161
     Accounts payable and accrued expenses                  472,907         617,877
     Accounts payable - affiliates                           27,397            --
     Security deposits and prepaid rents                    235,633         204,352
                                                       ------------    ------------
            Total Liabilities                            11,968,308      10,576,464
                                                       ------------    ------------

Partners' (Deficit) Capital:
     General partners                                      (275,800)       (264,898)
     Limited partners                                     4,475,064       4,827,559
                                                       ------------    ------------
           Total Partners' Capital                        4,199,264       4,562,661
                                                       ------------    ------------

           Total Liabilities and Partners' Capital     $ 16,167,572    $ 15,139,125
                                                       ============    ============



                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
                            STATEMENTS OF OPERATIONS
                    Three Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                     Three Months   Three Months
                                                         Ended          Ended
                                                        June 30,      June 30,
                                                          1997          1996
                                                          ----          ----
Income:
     Rental                                          $   900,870    $   887,450
     Interest and other income                            87,928         17,574
                                                     -----------    -----------
     Total income                                        988,798        905,024
                                                     -----------    -----------

Expenses:
     Property operations                                 383,753        492,960
     Interest                                            255,192        235,106
     Depreciation and amortization                       193,989        179,619
     Administrative:
          Paid to affiliates                             102,159         65,693
          Other                                           99,026        108,583
                                                     -----------    -----------
     Total expenses                                    1,034,119      1,081,961
                                                     -----------    -----------

Loss before allocated loss from joint ventures           (45,321)      (176,937)

Allocated loss from joint ventures                       (39,366)      (106,330)
                                                     -----------    -----------

Net loss                                             $   (84,687)   $  (283,267)
                                                     ===========    ===========

Loss per limited partnership unit                    $     (0.52)   $     (1.75)
                                                     ===========    ===========

Distributions per limited partnership unit           $      --      $      --
                                                     ===========    ===========

Weighted average number of
     limited partnership units
     outstanding                                         157,378        157,378
                                                     ===========    ===========







                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
                            STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                      Six Months    Six Months
                                                         Ended         Ended
                                                       June 30,      June 30,
                                                         1997          1996
                                                         ----          ----

Income:
     Rental                                          $ 1,785,759    $ 1,861,612
     Interest and other income                           176,964        163,349
                                                     -----------    -----------
     Total income                                      1,962,723      2,024,961
                                                     -----------    -----------

Expenses:
     Property operations                                 920,745      1,085,222
     Interest                                            485,283        441,382
     Depreciation and amortization                       411,867        448,050
     Administrative:
          Paid to affiliates                             195,509        214,026
          Other                                          249,361        126,238
                                                     -----------    -----------
     Total expenses                                    2,262,765      2,314,918
                                                     -----------    -----------

Loss before allocated loss from joint ventures          (300,042)      (289,957)

Allocated loss from joint ventures                       (63,355)       (65,985)
                                                     -----------    -----------

Net loss                                             $  (363,397)   $  (355,942)
                                                     ===========    ===========

Loss per limited partnership unit                    $     (2.24)   $     (2.19)
                                                     ===========    ===========

Distributions per limited partnership unit           $      --      $      --
                                                     ===========    ===========

Weighted average number of
     limited partnership units
     outstanding                                         157,378        157,378
                                                     ===========    ===========




                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
                            STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                               Six Months     Six Months
                                                                  Ended          Ended
                                                                June 30,       June 30,
                                                                  1997           1996
                                                                  ----           ----
Cash flow from operating activities:
     Net loss                                                $  (363,397)   $  (355,942)

Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation and amortization                               411,867        448,050
     Net loss from joint ventures                                 63,355         65,985
Changes in operating assets and liabilities:
     Escrow deposits                                          (1,023,096)          --
     Accounts receivable                                            --          (12,303)
     Other assets                                                (12,461)       (66,984)
     Accounts payable and accrued expenses                      (144,970)       (31,311)
     Security deposits and prepaid rent                           31,281         24,429
                                                             -----------    -----------
Net cash (used in) provided by operating activities           (1,037,421)        71,924
                                                             -----------    -----------

Cash flow from investing activities:
     Accounts receivable - affiliates                               --           (7,620)
     Capital expenditures                                        (31,758)      (140,000)
     Contributions to joint ventures, net of distributions          --             --
                                                             -----------    -----------
Net cash (used in) investing activities                          (31,758)      (147,620)
                                                             -----------    -----------

Cash flows from financing activities:
     Cash overdraft                                              316,651        100,558
     Principal payments on mortgages                             (42,897)       (24,862)
     Proceeds from mortgage refinancing, net                   1,204,382           --
     Mortgage acquisition costs                                 (436,354)          --
     Accounts payable - affiliates                                27,397           --
                                                             -----------    -----------
Net cash provided by financing activities                      1,069,179         75,696
                                                             -----------    -----------

Increase (decrease) in cash                                         --             --

Cash - beginning of period                                          --             --
                                                             -----------    -----------

Cash - end of period                                         $      --      $      --
                                                             ===========    ===========

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                  $   548,119    $   441,382
                                                             ===========    ===========





                       See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)


                                        General            Limited Partners
                                       Partners       -------------------------
                                        Amount            Units         Amount
                                        ------            -----         ------

Balance, January 1, 1996             $  (235,312)       157,377.9   $ 5,784,165

Net loss                                 (10,678)          --          (345,264)
                                     -----------      ---------     -----------

Balance, June 30, 1996               $  (245,990)       157,377.9   $ 5,438,901
                                     ===========      =========     ===========


Balance, January 1, 1997             $  (264,898)       157,377.9   $ 4,827,559

Net loss                                 (10,902)          --          (352,495)
                                     -----------      ---------     -----------

Balance, June 30, 1997               $  (275,800)       157,377.9   $ 4,475,064
                                     ===========      =========     ===========
























                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
                          NOTES TO FINANCIAL STATEMENTS
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)


1.    GENERAL PARTNERS' DISCLOSURE
      ----------------------------

      In the opinion of the General Partners of Realmark Property Investors Limited Partnership VI-A, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the six month periods ended June 30, 1997 and 1996, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


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

      Rents Receivable
      ----------------

      Due to the nature of these accounts, residential rents receivable are fully reserved as of June 30, 1997 and 1996.

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

5.    MORTGAGES AND NOTES PAYABLE

      In connection with the acquisition of rental property, the Partnership obtained mortgages as follows:

      Countrybrook Estates (formerly West Creeke)
      -------------------------------------------

      A mortgage with a balance of $3,415,000 at June 30, 1997, providing for monthly principal and interest payments of $40,501, bearing interest at 9.1875%. The note matures June 1999.

      A mortgage with a balance of $0 and $3,964,286 at June 30, 1997 and 1996, respectively, bearing interest at 9.75%. The mortgage provides for annual principal and interest payments of $413,570 payable in equal monthly installments with a final payment of $3,964,286 due on July 1, 1996. The mortgage was fully paid off in June of 1997 when the mortgage was refinanced.

      Inducon - Columbia
      ------------------

      On July 27, 1989 a construction loan was approved. Interest on the amount advanced is at the prime rate, as announced by Nations Bank, plus 1.25%. Interest is payable in monthly installments commencing the first month following the first advance, and continuing until July 10, 1994. On that date the Partnership had the option of purchasing two one-year extensions by paying, at the time of each extension, a fee equal to one-half of one percent of the then outstanding principal balance. The Partnership exercised both of its options, and has extended the due date to July 10, 1996 at which time another extension was granted to April 1997. On July 26, 1993 the construction loan was restructured to allow up to $500,000 to be advanced solely for tenant upfit expenses. All terms under the original agreement are still in effect. As of June 30, 1997 and 1996 loan advances amounted to $1,750,000 and $1,816,081, respectively. The loan has not been formally extended, and is therefore due on demand as of June 30, 1997.

      ---------------------------------------

      Stonegate
      ---------

      A mortgage with a balance of $2,645,000 at June 30, 1997, providing for monthly principal and interest payments of $20,207, bearing interest at 8.43%. The note matures August 2005.

      A mortgage with a balance of $0 and $1,973,717 at June 30, 1997 and 1996, respectively. The mortgage provided for monthly principal and interest payments of $18,800 through March 31, 1994. On April 1, 1994 the interest rate changed to 1% over the corporate base rate charged by the Boatman's National Bank. Monthly payments from April 1, 1994 through maturity on March 1, 1997 will equal $1,726 in principal plus accrued interest. A final payment of $1,960,592 plus accrued interest is due April 1, 1997. The mortgage was fully paid off in June of 1997 when the mortgage was refinanced.

      The Commons on Lewis Avenue (formerly Williamsburg Commons)
      -----------------------------------------------------------

      A mortgage with a balance of $1,874,446 and $1,895,000 at June 30, 1997 and 1996 obtained at the time of purchase, providing for monthly interest only payments ranging from 8% to 12% annually. Principal and interest payments began May 1996 with an effective interest rate of 10% per the loan agreement. The entire principal balance, plus accrued interest, is due and payable April 1, 2001.

      Beaver Creek
      ------------

      A mortgage with a balance of $1,039,000 and $0 at June 30, 1997 and 1996 respectively, providing for monthly principal and interest payments of $7,864, bearing interest at 8.33%. The note matures August 2005.

      The mortgages described above are secured by the individual properties to which they relate.

      ---------------------------------------

      The aggregate maturities of mortgages payable for each of the next five years and thereafter are as follows:

                   Year             Amount

                   1997             $ 1,839,863
                   1998                 222,680
                   1999               5,038,521
                   2000                  28,303
                   2001                  30,816
                   Thereafter         3,574,463
                                     ----------

                   TOTAL            $10,734,646
                                    ===========


6.    RELATED PARTY TRANSACTIONS
      --------------------------

      Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $102,885 and $98,324 for the six months ended June 30, 1997 and 1996, respectively.

      According to the terms of the Partnership Agreement, the General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. There were no such fees paid or accrued for the six months ended June 30, 1997 or 1996.

      --------------------------------------

      The general partners are also allowed to collect a property disposition fee upon the sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties, or 3% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their original capital contributions. No properties have been sold as of June 30, 1997 and accordingly, there have been no property disposition fees paid or earned by the general partner.

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

      Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $5,280 for both the six months ended June 30, 1997 and 1996.

      Accounts payable - affiliates amounted to $27,397 at June 30, 1997. This balance is payable to the General Partners and/or its affiliates on demand.

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

      ------------------------

      The reconciliation of net loss for the six months ended June 30, 1997 and 1996 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:

                                                  June 30,           June 30,
                                                    1997                1996
                                                    ----                ----

       Net loss - statement of operations      $  (363,397)       $   (355,943)


       Add to (deduct from):
           Difference in depreciation               54,728              72,172
           Tax basis adjustments -
           Joint Ventures                           78,068             111,288
           Allowance for doubtful accounts          60,202              28,898
                                               -----------        ------------

       Net (loss) - tax return purposes        $  (170,399)       $   (143,585)
                                               ===========        ============


      The reconciliation of Partners' Capital as of June 30, 1997 and December 31, 1996 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                   June 30,       December  31,
                                                     1997              1996
                                                     ----              ----

       Partners' Capital - balance sheet       $  4,199,264       $  4,562,661

       Add to (deduct from):
           Accumulated difference in
           depreciation                             310,291            255,563
           Tax basis adjustment -
           Joint Ventures                           948,601            870,533
           Syndication fees                       2,312,863          2,312,863
           Other non-deductible expenses            451,409            391,207
                                               ------------      ------------

       Partners' Capital - tax return purposes $  8,222,428      $   8,392,827
                                               ============      =============

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

      A summary of the assets, liabilities and partners' capital (deficiency) of the joint venture as of June 30, 1997 and December 31, 1996 and the results of its operations for the six months ended June 30, 1997 and 1996 is as follows:

                    CARRIAGE HOUSE OF ENGLEWOOD JOINT VENTURE
                                 BALANCE SHEETS
                       June 30, 1997 and December 31, 1996

                                                               June 30,    December 31,
                                                                 1997         1996
                                                                 ----         ----
ASSETS

Property, at cost:
     Land and land improvements                             $   367,500    $   367,500
     Building                                                 2,445,738      2,413,805
     Building equipment                                          12,141         12,141
                                                            -----------    -----------
                                                              2,825,379      2,793,446
     Less accumulated depreciation                            1,662,334      1,601,995
                                                            -----------    -----------
          Property, net                                       1,163,045      1,191,451

Escrow deposits                                                 148,816        187,815
Other assets                                                    331,136        573,634
                                                            -----------    -----------

                 Total Assets                               $ 1,642,997    $ 1,952,900
                                                            ===========    ===========


LIABILITIES AND PARTNERS' (DEFICIT)

Liabilities:
     Cash overdraft                                         $   273,476    $   201,367
     Mortgages payable                                        2,920,940      2,930,266
     Accounts payable and accrued expenses                      201,908        205,524
     Deposits on sale                                              --          220,000
     Accrued interest                                            21,907         21,977
     Security deposits and prepaid rent                          32,401         31,858
                                                            -----------    -----------
                 Total Liabilities                            3,450,632      3,610,992
                                                            -----------    -----------


Partners' Capital (Deficit):
     The Partnership                                            214,363        274,180
     RPILP                                                   (2,021,998)    (1,932,272)
                                                            -----------    -----------
                Total Partners' (Deficit)                    (1,807,635)    (1,658,092)
                                                            -----------    -----------

                Total Liabilities and Partners' (Deficit)   $ 1,642,997    $ 1,952,900
                                                            ===========    ===========

                    CARRIAGE HOUSE OF ENGLEWOOD JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1997 and 1996

                                                     Six Months       Six Months
                                                       Ended            Ended
                                                      June 30,         June 30,
                                                        1997             1996
                                                        ----             ----

Income:
     Rental                                          $ 309,453        $ 343,689
     Interest and other income                          15,608           19,854
                                                     ---------        ---------
     Total income                                      325,061          363,543
                                                     ---------        ---------

Expenses:
     Property operations                               195,799          161,228
     Interest                                          144,809          153,064
     Depreciation and amortization                      63,210           63,015
     Administrative                                     70,786           99,264
                                                     ---------        ---------
     Total expenses                                    474,604          476,571
                                                     ---------        ---------

Net loss                                             $(149,543)       $(113,028)
                                                     =========        =========



Allocation of net loss:
     The Partnership                                 $ (59,817)       $ (45,211)
     RPILP                                             (89,726)         (67,817)
                                                     ---------        ---------

                                                     $(149,543)       $(113,028)
                                                     =========        =========

      ----------------------------------------

      A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                       1997             1996
                                                   ----------        ----------

      Investment in joint venture, January 1       $  274,180        $  486,272
      Allocation of net loss                          (59,817)          (45,211)
                                                   ----------        ----------

      Investment in joint venture, June 30         $  214,363        $  441,061
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

      A summary of the assets, liabilities and equity of the joint venture as of June 30, 1997 and December 31, 1996 and the results of its operations for the six months ended June 30, 1997 and 1996 is as follows:

                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                                 BALANCE SHEETS
                       June 30, 1997 and December 31, 1996

                                                               June 30,    December 31,
                                                                 1997          1996
                                                                 ----          ----
ASSETS

Cash and cash equivalents                                   $   867,419    $   745,127
Property, net of accumulated depreciation                     1,383,391      1,601,125
Other assets                                                    359,400        317,914
                                                            -----------    -----------

                 Total Assets                               $ 2,610,210    $ 2,664,166
                                                            ===========    ===========



LIABILITIES AND PARTNERS' (DEFICIT)

Liabilities:
     Notes payable                                          $ 4,956,326    $ 4,996,884
     Accounts payable and accrued expenses                       29,829         96,440
     Accounts payable - affiliates                               97,699         37,406
                                                            -----------    -----------
                 Total Liabilities                            5,083,854      5,130,730
                                                            -----------    -----------

Partners' (Deficit):
     General partners                                        (1,137,405)    (1,332,697)
     Other investors                                         (1,336,239)    (1,133,867)
                                                            -----------    -----------
                Total Partners' (Deficit)                    (2,473,644)    (2,466,564)
                                                            -----------    -----------

                Total Liabilities and Partners' (Deficit)   $ 2,610,210    $ 2,664,166
                                                            ===========    ===========

                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                            STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1997 and 1996

                                                     Six Months       Six Months
                                                       Ended            Ended
                                                      June 30,         June 30,
                                                        1997             1996

Income:
     Rental                                          $ 499,029        $ 506,807
     Interest and other income                           2,562              380
                                                     ---------        ---------
     Total income                                      501,591          507,187
                                                     ---------        ---------

Expenses:
     Property operations                                30,299           66,756
     Interest                                          214,654          218,250
     Depreciation and amortization                     227,735          255,315
     Administrative                                     35,978           28,961
                                                     ---------        ---------
     Total expenses                                    508,666          569,282
                                                     ---------        ---------

Net loss                                             $  (7,075)       $ (62,095)
                                                     =========        =========


Allocation of net loss:
     The Partnership                                 $  (3,538)       $ (31,048)
     RPILP II                                           (3,537)         (31,047)
                                                     ---------        ---------

                                                     $  (7,075)       $ (62,095)
                                                     =========        =========

      ----------------------------------------

      A reconciliation of the Partnership's investment in the joint venture is as follows:


                                                       1997           1996
                                                    ---------      ---------

      Investment in joint venture, January 1        $   6,155      $  60,907
      Allocation of net loss                         (  3,538)       (20,774)
                                                    ---------      ---------

      Investment in joint venture, June 30          $   2,617      $  40,133
                                                    =========      =========

PART II  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         --------------

Liquidity and Capital Resources:
--------------------------------

The Partnership struggled this quarter with continued low occupancies at The Commons on Lewis Avenue, Countrybrook Estates and Carriage House of Englewood (formerly Gold Key Apartments). The other properties in the Partnership continued to enjoy stable, and in many cases, high occupancies. Although operating revenue decreased from the same six month period in the previous year, total expenses also decreased by almost the same amount thus causing the Partnership's net loss to remain almost unchanged. Management is optimistic that the decrease in expenses will continue as more control is being exercised over expenditures; with more control over spending now in place, management continues to focus great effort on finding ways to increase operating revenue.

The Partnership successfully refinanced several mortgages during the second quarter of 1997. The refinancings resulted in decreased interest rates and should therefore lead to increased cash flow. The refinancings also resulted in the setting up of repair and replacement escrow accounts which should help the Partnership complete necessary improvements to the properties.

There were no distributions for the six month periods ended June 30,1997 and 1996. The Partnership has been utilizing its cash to fund capital improvements; management expects to continue making improvements (e.g. painting, carpet and appliance replacements, etc.) to the properties in an effort to increase occupancies, so it is unlikely that any distributions will be made during 1997.


Results of Operations:
----------------------

For the quarter ended June 30, 1997, the Partnership's net loss was $84,687 or $0.52 per limited partnership unit. Net loss for the quarter ended June 30, 1996 amounted to $283,267 or $1.75 per unit. For the six month period ended June 30, 1997, the net loss was $363,397 or $2.24 per limited partnership unit as compared to $355,942 or $2.19 per limited partnership unit for the six month period ended June 30, 1996.

-----------------------------------

Partnership revenue for the quarter ended June 30, 1997 totaled $988,798, an increase of approximately $84,000 from the 1996 amount of $905,024. Total rental revenue increased almost $13,500, while interest and other income rose by just over $70,000 thus making up most of the increase in total revenue. The majority of the increase in other income is the result of increases in laundry income and cancellation fees charged. For the six month period ended June 30, 1997, there was a significant decrease in rental revenue when compared to the same period in the previous year. Such decrease can be attributed to continued low occupancy levels at Countrybrook Estates (formerly West Creeke) and The Commons on Lewis Avenue.

Compared to the prior year, physical occupancy dropped, while rental concessions and delinquencies drastically increased from $106,886 in 1996 to $196,774 for the first six months of 1997. Management continues to offer rental concessions and other promotions in an attempt to increase the occupancies.

For the quarter ended June 30, 1997, Partnership expenses amounted to $1,034,119, decreasing by almost $48,000 from the same 1996 quarter amount. For the six month period ended June 30, 1997, Partnership expenses decreased by approximately $52,000 from the same period in 1996. A large decrease in property operations expenditures was responsible for essentially all of the decrease in expenses. Although there were slight increases in various operations expenses, such as payroll, contracted services and utilities, significant insurance proceeds were received as a result of a flood that occurred at Countrybrook. These funds were then used to complete the resulting, as well as additional, repairs and maintenance items to the property. There was an increase in administrative expenses between the two six month periods totaling almost $105,000. This increase continues, as was noted during the first quarter of 1997, to be the result of increased legal fees associated with collections, as well as increased portfolio management charges, investor service fees and brokerage fees (the result of efforts to sell Countrybrook).

For the six month period ended June 30, 1997, the Carriage House of Englewood Joint Venture generated a net loss of $149,543, an increase from the net loss of $113,028 for the six month period ended June 30, 1996. Pursuant to the terms of the joint venture agreement, the Partnership was allocated $59,817 of the loss in 1997 and $45,211 of the loss in 1996.

-----------------------------------

The Research Triangle Industrial Park Joint Venture had a net loss of $7,075 for the six month period ended June 30, 1997 with $3,538 of the loss allocated to the Partnership. For the six month period ended June 30, 1996, the Joint Venture had a net loss of $62,095 with one-half or $31,048 of the loss allocated to the Partnership. The Research Triangle Office Complex continues to enjoy high occupancy and positive cash flow.

On a tax basis, the partnership had a net loss of $70,399 or $0.43 per limited partner unit for the six month period ended June 30, 1997 versus a tax loss of $143,585 or $0.88 per unit for the six month period ended June 30, 1996.

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


By:   /s/Joseph M. Jayson                       August 13, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   REALMARK PROPERTIES, INC.
      Corporate General Partner

      /s/Joseph M. Jayson                       August 13, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      President and Director



      /s/Michael J. Colmerauer                  August 13, 1997
      ------------------------------            ------------------------
      Michael J. Colmerauer                     Date
      Secretary