Form 10-K
period 1997-12-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 1998-04-15
CIK 822783

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

         (X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the Fiscal Year Ended December 31, 1997

         ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934. (NO FEE
               REQUIRED)

                         Commission File Number 0-17466


             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)


            Delaware                               16-1309987
     --------------------               ---------------------------------
     (State of Formation)               (IRS Employer Identification No.)


                             2350 North Forest Road
                                   Suite 12-A
                           Getzville, New York 14068
                    ---------------------------------------
                    (Address of Principal Executive Office)


                 Registrant's Telephone Number: (716) 636-9090

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                                                            Partnership Interest

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   [X]    No___

Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
        See page 14 for a list of all documents incorporated by reference

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

     The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its limited partners. As of December 31, 1997 the Partnership owned four (4) apartment complexes totaling 680 units. The Partnership also owns an office complex consisting of three buildings with a combined 92,000 square feet of rentable space. Additionally, the Partnership is a partner in the Carriage House of Englewood (formerly Gold Key) and Research Triangle Joint Ventures. The Joint Venture agreements provide the Partnership with a 40% ownership in a 144 unit apartment complex located in Dayton, Ohio (Carriage House of Englewood) and a 50% ownership in an office/distribution facility in Raleigh, North Carolina (Research Triangle). See also Item 7.

     The business of the Partnership is not seasonal. As of December 31, 1997, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 1997 were employees of the Corporate General Partner or its affiliates.

     The Partnership investment objectives are to (1) provide a return of capital plus capital gains from the sale of appreciated properties; (2) provide partners with cash distributions until properties are sold; (3) preserve and protect partners capital and; (4) increase Partnership equity through the reduction of mortgage loans.

     Occupancy for each complex as of December 31, 1997, 1996 and 1995 was as follows:

                                                    1997       1996       1995
                                                    ----       ----       ----

Properties
----------
Beaver Creek                                         95%        89%       98%
Countrybrook Estates (formerly West Creeke)          84%        83%       88%
Stonegate Townhouses                                 91%        92%       97%
The Commons on Lewis Ave.                            76%        83%       91%
Inducon - Columbia                                   98%        99%       91%

Joint Ventures
--------------
Carriage House of Englewood                          72%        83%       92%
Research Triangle                                   100%       100%      100%

     The percentage of total Partnership revenue on a consolidated basis generated from each complex as of December 31, 1997, 1996 and 1995 was as follows:

                                                    1997       1996      1995
                                                    ----       ----      ----

Beaver Creek                                         12%        11%       11%
Countrybrook Estates (formerly West Creeke)          28%        29%       28%
Stonegate Townhouses                                 20%        20%       20%
The Commons on Lewis Ave.                            23%        22%       26%
Inducon - Columbia                                   17%        18%       15%

ITEM 2:  PROPERTIES

     Following is a list of properties and joint ventures owned by the Partnership as of December 31, 1997:

Property
Name and Location             General Character of Property                       Purchase Date
-----------------             -----------------------------                        -------------
Beaver Creek                  80 unit apartment complex on 10                     February 1989
Monaca, PA                    acres of land. The outstanding
                              mortgage payable at December  31,
                              1997 was $1,348,129 due July 2027
                              with monthly payments of $7,864
                              including interest of 8.3%.


Countrybrook Estates          240 unit apartment complex.  The                    June 1989
(formerly West Creeke)        outstanding mortgage payable at
Louisville, KY                December 31, 1997 was $3,415,000
                              due July 1999 with monthly payments
                              of interest only at a rate of  9.1875%.


Stonegate Townhouses          130 unit apartment complex.  The                    March 1990
Mobile, AL                    outstanding mortgage payable at
                              December 31, 1997 was $2,638,649 due
                              July 2027 with monthly payments of
                              $20,207 including interest of 8.43%.





ITEM 2: PROPERTIES (Cont.)

Property
Name and Location (Cont.)     General Character of Property                       Purchase Date
-------------------------     -----------------------------                       -------------
The Commons on                230 unit apartment complex.                         March 1991
Lewis Avenue                  The mortgage balance at December
Tulsa, OK                     31, 1997 was $1,866,372 maturing
                              April 2001 with monthly principal
                              and interest payments determined
                              by an interest rate ranging from
                              8% - 12% annually (11% at
                              December 31, 1997).

Inducon-Columbia              An office complex consisting of                     May 1989
Columbia, SC                  three buildings with a combined
                              92,000  square feet of rentable
                              space. The property is managed by an
                              unrelated third party, with Realmark
                              Corporation, an affiliate of the
                              General Partners, supervising the
                              operations. The outstanding mortgage
                              payable balance at December 31, 1997
                              was $2,195,742 with monthly payments
                              of $16,787 including interest at
                              7.867%. The maturity date of the
                              mortgage is October 2022.

Carriage House                A 144 unit apartment complex.                       May 1992
of Englewood                  The mortgage payable at
(formerly Gold Key)           December 31, 1997 was $2,914,486
Joint Venture                 maturing June 2027, and providing
Dayton, OH                    for monthly principal and interest
                              payments of $23,503 bearing
                              interest at 9%.

Research Triangle             A 150,000 square foot office                        August 1992
Joint Venture                 warehouse financed with a 8.06%
Research Triangle, NC         mortgage, which provides for monthly
                              principal and interest payments of
                              $43,251. The balance as of December
                              31, 1997 was $5,558,723.

With the exception of Inducon-Columbia, the above apartment complexes are managed for the Partnership by Realmark Corporation, an affiliate of the General Partner.

ITEM 3: LEGAL PROCEEDINGS

     The Partnership is not a party to, nor is any of the Partnership's property the subject of, any material pending legal proceedings.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST.

     There is currently no established trading market for the units of Limited Partnership Interest of the Partnership and it is not anticipated that any will develop in the future.

     There were no distributions made during the years ended December 31, 1997, 1996 and 1995. See also Item 7.

     As of December 31, 1997, there were 1,916 record holders of units of Limited Partnership Interest.

ITEM 6:  SELECTED FINANCIAL DATA

             Realmark Properties Investors Limited Partnership-VI A

                                  Year Ended          Year Ended        Year Ended         Year Ended         Year Ended
                                 Dec. 31, 1997      Dec. 31, 1996      Dec. 31, 1995      Dec. 31, 1994      Dec. 31, 1993
                                  ------------       ------------       ------------       ------------       ------------
Total assets                      $ 16,284,862       $ 15,139,125       $ 16,251,096       $ 17,198,518       $ 18,214,708
                                  ============       ============       ============       ============       ============

Mortgages and
  notes payable                   $ 11,463,892       $  9,573,161       $  9,672,590       $  9,641,293       $  9,259,957
                                  ============       ============       ============       ============       ============

--------------------------------------------------------------------------------------------------------------------------
Revenue                           $  3,992,130       $  4,039,286       $  4,190,474       $  3,647,476       $  3,468,533

Expenses                             5,209,137          4,860,288          5,312,606          5,021,157          4,391,337
                                  ------------       ------------       ------------       ------------       ------------

Loss before allocated income
  (loss) from Joint Ventures        (1,217,007)          (821,002)        (1,122,132)        (1,373,681)          (922,804)

Allocated income (loss)
  from Joint Ventures                   95,051           (165,190)          (184,772)          (186,922)          (150,839)
                                  ------------       ------------       ------------       ------------       ------------

Net Loss                          $ (1,121,956)      $   (986,192)      $ (1,306,904)      $ (1,560,603)      $ (1,073,643)
                                  ============       ============       ============       ============       ============

--------------------------------------------------------------------------------------------------------------------------
Net cash (used in)
  provided by operating
  activities                      $   (245,265)      $     15,947       $    307,437       $   (394,141)      $    266,326

Principal payments upon
  refinancing                       (7,641,618)              --                 --                 --                 --

Principal payments on
  long-term debt                       (78,350)           (99,429)           (44,715)           (42,653)          (300,585)
                                  ------------       ------------       ------------       ------------       ------------

Net cash (used in)
  provided by operating
  activities less
  principal payments              $ (7,965,233)      $    (83,482)      $    262,722       $   (436,794)      $    (34,259)
                                  ============       ============       ============       ============       ============

--------------------------------------------------------------------------------------------------------------------------
Loss per limited
  partnership unit                $      (6.92)      $      (6.08)      $      (8.06)      $      (9.62)      $      (6.62)
                                  ============       ============       ============       ============       ============

Distributions per
  limited partnership
  unit                            $       --         $       --         $       --         $       --         $       1.25
                                  ============       ============       ============       ============       ============

Weighted average
  number of limited
  partnership units
  outstanding                          157,378            157,378            157,378            157,378            157,378
                                  ============       ============       ============       ============       ============
--------------------------------------------------------------------------------------------------------------------------

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

     The Partnership had a poor year financially with cash flow shortages from operations exceeding $245,000. Occupancy levels and poor collections at The Commons and Carriage House of Englewood continued to be the Partnership's primary challenges. Management is continuing to focus its efforts on ways of improving collections at all of the residential complexes in the Partnership. Both resident managers and leasing specialists at the properties are constantly being evaluated to make sure the property has the best and most capable staff that management can find. Advertising also continues to be stressed by management as one of the most effective means of attracting new tenants. Managers are continually reminded of the importance of monitoring ads and the "traffic" of potential renters that they attract. With the capital improvement work that management plans on completing in the coming year, occupancies are expected to increase at all sites.

     There were no distributions made for the years ended December 31, 1997, 1996 or 1995. Management for the Partnership has been utilizing its cash to fund capital improvements; management expects to continue making improvements (e.g. painting, carpet and appliance replacements, etc.) to the properties in an effort to increase occupancies, so it is unlikely that any distributions will be made during the early part of 1998 either.

     The Partnership successfully refinanced the mortgages on Inducon-Columbia, Countrybrook and Stonegate during the year ended December 31, 1997. No gains or losses were realized from the refinancings. Additionally, a mortgage was placed on Beaver Creek, which formally did not have a mortgage. The result of the refinancings and the new mortgage was to give the Partnership cash it needed to physically improve the properties. The refinancings also significantly lowered interest rates being paid on the properties' mortgages. Management feels that with the additional financing proceeds, it will be able to continue to complete the capital improvements necessary at the properties. Escrow accounts were set up as part of the new mortgages. These accounts are to be used to cover the costs of the planned improvements but, because releases of escrowed funds are typically not immediate, for cash flow purposes the cash from operations is being used to pay for the improvements. Management believes that when all work is done at the properties, potential tenants will find them more attractive, thus leading to increased occupancies and positive cash flow from operations.

     Carriage House of Englewood (formerly Gold Key Apartments) came under contract for sale during July 1996; the contract was extended into 1997 and also renegotiated, but was subsequently canceled. Unless the property shows significant improvement in occupancy and collections, as well as a decrease in expenses, the property could be in a position to default on its mortgage, thus throwing it into a foreclosure. With this in mind, management for the venture continues to aggressively market the property to potential buyers.

     The Partnership has conducted a review of its computer systems to identify the systems that could be affected by the "year 2000 issue" and has substantially developed an implementation plan to resolve such issues. The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management has confirmed with its software providers that all software currently in use is either "2000 compliant" or will be with little adaptation and at no significant cost.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Liquidity and Capital Resources (Cont.):

     Management is aware of the need to implement corrective action plans in response to the going concern considerations discussed in Note 11 to the financial statements. As discussed previously, management believes that marketing is a vital part of turning around the properties' financial problems. Additionally, closer monitoring of expenditures, tighter credit policies and scheduled physical improvements to the properties continue to be priorities. It is hoped that efforts to correct the continual cash flow shortages and losses will lead to the ultimate cure of such problems. The future viability of the Partnership continues to be dependent upon management's efforts to increase revenues, reduce/control expenses and in some cases, sell properties.


Results of Operations:

     For the year ended December 31, 1997, the Partnership incurred a net loss of $1,121,956 or $6.92 per limited partnership unit. This is a large increase from the year ended December 31, 1996 when losses totaled $986,192 or $6.08 per limited partnership unit and somewhat less from the year ended December 31, 1995 when losses totaled $1,306,904 or $8.06 per limited partnership unit.

     Partnership revenues for the year ended December 31, 1997 totaled $3,992,130, consisting of rental income of $3,538,666, other income, which includes interest, laundry income, and other miscellaneous sources of income, of $369,462, and income from insurance proceeds received due to a flood. The decrease in rental revenue from that of the previous year-end is partially the result of continually decreasing occupancy at The Commons, which averaged only 76% through 1997. Inducon - Columbia and the Partnership's joint venture interest in Research Triangle once again experienced high occupancy, good cash collections and positive cash flow from operations. Beaver Creek saw much improved occupancy with an average for 1997 of 95%, an increase over the previous year's average of 6%. In order to limit vacancies and improve cash collections, management continues to offer incentive programs, such as free months rent or discounted rents for signed leases. Even when such a program is successful, however, it does result in a short-term decrease in revenues until full rent is paid. Rental revenues in the year ended December 31, 1996 amounted to $3,699,350 and in the year ended December 31, 1995 totaled $3,985,317. Vacancies and delinquencies at Carriage House of Englewood (formerly Gold Key Joint Venture) continue to plague this Partnership as a joint venturer. Increasing occupancy and decreasing delinquencies remain the major focus of management. Tighter credit policies and extended and attractive incentive programs continue to be management's means of reaching the income levels needed to improve the cash flow in the Partnership.

     Partnership expenses for the year ended December 31, 1997 totaled $5,209,137, a substantial increase over the expenses of the year ended December 31, 1996 which totaled $4,860,288, and a decrease of almost $103,500 from 1995 which were $5,312,606. Property operations costs increased just under $274,000; this increase is responsible for the majority of the 7% increase seen in total expenses between 1997 and 1996. Other than at Countrybrook, payroll and related expenses remained fairly consistent between 1997 and 1996; for Countrybrook, however, these expenses grew by over $48,000 with an increase in the number of maintenance personnel on site. This property required a significant amount of maintenance-type work during the past year, and in order to control costs, management felt it was more financially beneficial to use on-site personnel to perform the work as opposed to paying a higher amount using outside contractors. Additional amortization expense in 1997 was the result of new financing obtained during the year on several of the residential complexes and the one commercial building in the Partnership. The new financing led to the write-off of the majority of the previously capitalized mortgage acquisition costs. The write-off of such costs amounted to approximately $15,628.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Results of Operations (Cont.):

     The Partnership expects to continue to incur slightly higher property operations expenses in the first half of the coming year due to the costs associated with preparing the residential units for new tenants (i.e. cleaning, painting, appliance and carpeting costs). Although this work is necessary in order to increase rental revenue(s) generated, management continues to keep in mind that expenditures must be closely monitored so as not to worsen the cash flow from operations of the Partnership which was negative in 1997. Management is continually looking for new ways to save on expenses at the properties; as an example, utility costs are "regularly" measured, and cost-savings ideas are implemented wherever possible and practical. Insurance costs are also reviewed regularly, as are real estate taxes with appeals being filed as deemed practical.

     The Carriage House of Englewood Joint Venture had a net loss of $253,956 for the year ended December 31, 1997. This loss, although slightly better than that recorded in the previous year, is indicative of the problems the property in this venture has had with high vacancy losses and extreme delinquencies. The loss for the year ended December 31, 1996 was $299,092 and $229,583 for the year ended December 31, 1995. In accordance with the joint venture agreement, 40% of income and losses is to be passed through to the Partnership and the balance to the other joint venturer. The property expects continuing high property operations expenses in the coming months due to the maintenance work that needs to be done; much work needs to be completed in order to prepare units for new tenants and to satisfy current tenants (i.e. cleaning, painting, appliance and carpeting costs), as well as to physically improve the exterior of the complex. Management for the venture was successful in early 1998 in both negotiating the release of escrowed reserve funds and in the suspension of future escrows for replacements. It is hoped that this will provide the property with some of the additional cash needed to fund the necessary improvements.

     The Research Triangle Industrial Park West Joint Venture reported net income of $65,136 for the year ended December 31, 1997. This is a decrease from the year ended December 31, 1996 when the property showed net earnings of $237,025. This is however, an improvement over the losses reported in the year ended December 31, 1995 which totaled $185,878. Once again, this property maintained 100% occupancy during 1997 and is expected to do the same in the coming year. In accordance with the joint venture agreement, one-half of the income (loss) is allocated to each joint venturer.

     For the year ended December 31, 1997, the tax basis loss was $923,925 or $5.69 per limited partnership unit compared to a tax loss of $600,196 or $3.70 per unit for the year ended December 31, 1996 and a tax loss of $882,192 or $5.44 per limited partnership unit for the year ended December 31, 1995. The Partnership agreement provides for the taxable income or losses to be allocated 97% to the Limited Partners and 3% to the General Partners, and in accordance with this and the Internal Revenue Code, the loss for the year ended December 31, 1997 was allocated in this fashion, as were losses from 1996 and 1995.

                                    PART III

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Listed under Item 14 of the report.


ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of March 1, 1998, are listed below. Each director is subject to election on an annual basis.


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

     The Director and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

     Joseph M. Jayson, age 59, is Chairman, Director and sole stockholder of J.M. Jayson & Company, Inc. and certain of its affiliated companies:
Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman and Director of Realmark Corporation and President and Director of Realmark Properties, Inc., wholly owned subsidiaries of J.M. Jayson & Company, Inc. and co-general partner of Realmark Properties Investors Limited Partnership, Realmark Properties Investors Limited Partnership-II, Realmark Properties Investors Limited Partnership-III, Realmark Properties Investors Limited Partnership-IV, Realmark Properties Investors Limited Partnership-V, Realmark Properties Investors Limited Partnership-VI A and Realmark Properties Investors Limited Partnership-VI B. Mr. Jayson is a member of the Investment Advisory Board of the Corporate General Partner. Mr. Jayson has been engaged in real estate business for the last 35 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 35 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial and investment properties from 1964 to 1967, and in 1967, left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J.M. Jayson & Company, Inc. have formed or participated in various ways in forming over 30 real estate related limited partnerships. For the past seventeen years, Mr. Jayson and J.M. Jayson & Company, Inc. and an affiliate have also engaged in developmental drilling for gas and oil.

     Judith P. Jayson, age 58, is currently Vice-President and Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 35 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York high school system. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration. Mrs. Jayson is the wife of Joseph M. Jayson, the Individual General Partner.

     Michael J. Colmerauer, 40, is Secretary and in-house legal counsel for J.M. Jayson & Company, Inc., Realmark Corporation, Realmark Properties, Inc. and other companies affiliated with the General Partners. He received a Bachelor's Degree (BA) from Canisius College in 1980 and a Juris Doctors (J.D.) from the University of Tulsa in 1983. Mr. Colmerauer is a member of the American and Erie County Bar Association and has been employed by the Jayson group of companies for the last 14 years.


ITEM 11: EXECUTIVE COMPENSATION.

     No direct remuneration was paid or payable by the Partnership to directors and officers of the Corporate General Partner for the years ended December 31, 1997, 1996 or 1995 nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the years ended December 31, 1997, 1996 or 1995.

     The following table sets forth for the years ended December 31, 1997, 1996 and 1995 the compensation paid by the Partnership, directly or indirectly, to affiliates of the General Partners:

      Entity Receiving              Type of
        Compensation              Compensation                   1997         1996           1995
      ----------------            ------------                   ----         ----           ----

U.S. Capital, Inc.           Loan placement fees               $102,878      $   --        $   --
                                                               ========      ========      ========


Realmark Properties, Inc.    Interest charged on accounts
(the Corporate General       payable - affiliates              $ 11,861      $   --        $   --
Partner)                                                       ========      ========      ========


                             Reimbursement for
                             allocated Partnership
                             administration expenses:
                               Investor Services Fees          $ 12,060      $  8,408      $  7,705
                               Brokerage                         25,882        10,872         9,973
                               Portfolio Management
                                 & Accounting Fees              150,436       149,231       147,839

                             Partnership Management Fee            --          18,000          --

Realmark Corporation         Property Management Fees           188,714       175,892       210,903
                             Computer Service Fees               11,460        11,460        11,460
                                                               --------      --------      --------

                             Total                             $388,552      $373,863      $387,880
                                                               ========      ========      ========

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


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     To the Registrant's knowledge, no person owns of record or beneficially more than five percent (5%) of the units of Limited Partnership Interest of the Partnership. The General Partners, as of December 31, 1997, owned no units of Limited Partnership Interest; however 30 units are held by an affiliate of the General Partners.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     No transactions have occurred between the Partnership and those in the management of Realmark Properties, Inc. All transactions between the Partnership and Realmark Properties, Inc. (the Corporate General Partner) and any other affiliated organization are described in Item 11 of this report.

ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Financial Statements and Schedules.

          FINANCIAL STATEMENTS                                              PAGE
          --------------------                                              ----

          (i)      Independent Auditors' Report                              15
          (ii)     Balance Sheets at December 31, 1997 and 1996              16
          (iii)    Statements of Operations for the years ended
                   December 31, 1997, 1996 and 1995                          17
          (iv)     Statements of Partners' Capital (Deficit) for the
                   years ended December 31, 1997, 1996 and 1995              18
          (v)      Statements of Cash Flows for the years ended
                   December 31, 1997, 1996 and 1995                          19
          (vi)     Notes to Financial Statements                        20 - 38

          FINANCIAL STATEMENT SCHEDULE
          ----------------------------

          (i)      Schedule III - Real Estate and Accumulated
                   Depreciation                                         39 - 40

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

     (b)  Reports on Form 8-K.

          (i)  None

     (c)  Exhibits

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

INDEPENDENT AUDITORS' REPORT

The Partners
Realmark Property Investors Limited Partnership-VI A:

We have audited the accompanying balance sheets of Realmark Property Investors Limited Partnership-VI A as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1997. Our audits also include the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and the financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership-VI A at Decembr 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements and financial statement schedule have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 11, the Partnership's recurring losses from operations and operating cash flow deficiencies raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


March 10, 1998
                                       15

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

Assets                                                      1997               1996
------                                                  ------------       ------------
Property, at cost (including assets held for sale,
  Note 15):
  Land and land improvements                            $  2,159,398       $  2,116,448
  Buildings                                               17,197,934         16,614,849
  Furniture and fixtures                                   1,101,500          1,101,500
                                                        ------------       ------------
                                                          20,458,832         19,832,797
  Less accumulated depreciation                            5,831,582          5,289,574
                                                        ------------       ------------
      Property, net                                       14,627,250         14,543,223

 Investment in joint ventures,  including
   unamortized  excess purchase price of
   $266,917 and $280,617 at December 31,
   1997 and 1996, respectively                               449,640            368,287

Accounts receivable                                           31,085             50,337
Escrow deposits                                              570,297             51,529
Mortgage costs, net of accumulated amortization
   of $141,547 and $268,186 at December 31,
   1997 and 1996, respectively                               561,252             76,845
Other assets                                                  45,338             48,904
                                                        ------------       ------------

           Total Assets                                 $ 16,284,862       $ 15,139,125
                                                        ============       ============


Liabilities and Partners' Capital
---------------------------------

Liabilities:
  Cash overdraft                                        $    229,302       $    181,074
  Mortgages payable                                       11,463,892          9,573,161
  Accounts payable and accrued expenses                      877,316            617,877
  Accounts payable - affiliates                               35,529               --
  Security deposits and prepaid rents                        238,118            204,352
                                                        ------------       ------------
           Total Liabilities                              12,844,157         10,576,464
                                                        ------------       ------------

Partners' Capital (Deficit):
  General Partners                                          (298,557)          (264,898)
  Limited Partners                                         3,739,262          4,827,559
                                                        ------------       ------------
           Total Partners' Capital                         3,440,705          4,562,661
                                                        ------------       ------------

           Total Liabilities and Partners' Capital      $ 16,284,862       $ 15,139,125
                                                        ============       ============

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                 1997              1996              1995
                                                             -----------       -----------       -----------
Income:
  Rental                                                     $ 3,538,666       $ 3,699,350       $ 3,985,317
  Gain from insurance proceeds on flood loss                      84,002                --                --
  Interest and other income                                      369,462           339,936           205,157
                                                             -----------       -----------       -----------
  Total Income                                                 3,992,130         4,039,286         4,190,474
                                                             -----------       -----------       -----------

Expenses:
  Property operations                                          2,569,545         2,295,937         2,760,376
  Interest:
    Paid to affiliates                                            11,861                --                --
    Other                                                      1,023,689           933,693           918,510
  Depreciation and amortization                                  739,721           863,577           901,367
  Administrative:
    Paid to affiliates                                           388,552           373,863           387,880
    Other                                                        475,769           393,218           344,473
                                                             -----------       -----------       -----------
  Total Expenses                                               5,209,137         4,860,288         5,312,606
                                                             -----------       -----------       -----------

Loss before allocated income (loss) from joint ventures       (1,217,007)         (821,002)       (1,122,132)

Allocated income (loss) from joint ventures                       95,051          (165,190)         (184,772)
                                                             -----------       -----------       -----------

Net loss                                                     $(1,121,956)      $  (986,192)      $(1,306,904)
                                                             ===========       ===========       ===========

Net loss per limited partnership unit                        $     (6.92)      $     (6.08)      $     (8.06)
                                                             ===========       ===========       ===========

Distributions per limited partnership unit                   $        --       $        --       $        --
                                                             ===========       ===========       ===========

Weighted average number of limited partnership
  units outstanding                                              157,378           157,378           157,378
                                                             ===========       ===========       ===========

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                        General            Limited Partners
                                        Partners       ------------------------
                                         Amount         Units          Amount
                                       ---------       -------      -----------
Balance, January 1, 1995               $(196,105)      157,378      $ 7,051,862

Net loss                                 (39,207)           --       (1,267,697)
                                       ---------       -------      -----------

Balance, December 31, 1995              (235,312)      157,378        5,784,165

Net loss                                 (29,586)           --         (956,606)
                                       ---------       -------      -----------

Balance, December 31, 1996              (264,898)      157,378        4,827,559

Net loss                                 (33,659)           --       (1,088,297)
                                       ---------       -------      -----------

Balance, December 31, 1997             $(298,557)      157,378      $ 3,739,262
                                       =========       =======      ===========

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                              1997            1996            1995
                                                          -----------       ---------     -----------
Cash flows from operating activities:
  Net loss                                                $(1,121,956)      $(986,192)    $(1,306,904)
  Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
    Gain from insurance proceeds                              (84,002)             --              --
    Depreciation and amortization                             739,721         863,577         901,367
    Property acquisition costs                                     --              --         406,078
    Allocated (income) loss from joint ventures               (95,051)        165,190         184,772
  Changes in operating assets and liabilities:
    Accounts receivable                                        19,252           7,586          (6,876)
    Other assets                                                3,566          (1,709)        (24,266)
    Accounts payable and accrued expenses                     259,439         (64,043)        158,530
    Security deposits and prepaid rents                        33,766          31,538          (5,264)
                                                          -----------       ---------       ---------
Net cash (used in) provided by operating activities          (245,265)         15,947         307,437
                                                          -----------       ---------       ---------

Cash flows from investing activities:
  Escrow deposits                                            (518,768)        (14,844)             --
  Accounts receivable-affiliates                                   --         349,027        (185,883)
  Accounts payable - affiliates                                35,529              --              --
  Distribution from joint venture                                  --              --         100,000
  Property acquisition                                       (913,399)       (209,831)       (545,809)
  Insurance proceeds on flood loss                            287,571              --              --
                                                          -----------       ---------       ---------
Net cash provided by (used in) investing activities        (1,109,067)        124,352        (631,692)
                                                          -----------       ---------       ---------

Cash flows from financing activities:
  Cash overdraft                                               48,228           6,155         174,919
  Mortgage costs                                             (584,627)        (47,025)             --
  Proceeds from mortgage                                    9,610,699              --          76,012
  Principal payments upon refinancings                     (7,641,618)
  Principal payments on debt                                  (78,350)        (99,429)        (44,715)
                                                          -----------       ---------       ---------
Net cash (used in) provided by financing activities         1,354,332        (140,299)        206,216
                                                          -----------       ---------       ---------

Decrease in cash                                                   --              --        (118,039)

Cash - beginning of year                                           --              --         118,039
                                                          -----------       ---------       ---------

Cash - end of year                                        $        --       $      --       $      --
                                                          ===========       =========       =========

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


1.   FORMATION AND OPERATION OF PARTNERSHIP:

     Realmark Property Investors Limited Partnership-VI A (the "Partnership"), a Delaware Limited Partnership, was formed on September 21, 1987, to invest in a diversified portfolio of income-producing real estate investments.

     In November 1987, the Partnership commenced the public offering of units of limited partnership interest. Other than matters relating to the organization, it had no business activities and, accordingly, had not incurred any expenses or earned any income until the first interim closing (minimum closing) of the offering, which occurred on February 12, 1988. All items of income and expense arose subsequent to this date. As of December 31, 1997, 157,378 units of limited partnership interest were sold and outstanding, including 30 units held by an affiliate of the General Partners. The offering terminated on November 10, 1988 with gross offering proceeds of $15,737,790. The General Partners are Realmark Properties, Inc., the Corporate General Partner and Joseph M. Jayson, the Individual General Partner. Joseph M. Jayson is the sole stockholder of J.M. Jayson & Company, Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc.

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

     (a)  Use of Estimates

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

     (c) Property and Depreciation:

     Expenditures for maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized. Generally, buildings and improvements are depreciated over 25 years, and furniture and fixtures are depreciated over 5 years. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets and totaled $618,347, $783,559 and $829,055 for the years ended December 31, 1997, 1996 and 1995, respectively. The Modified Accelerated Cost Recovery System is used to calculate depreciation expense for tax purposes. For further discussion, see Note 3.

     (d) Unconsolidated Joint Ventures:

     The Partnership's interest in affiliated joint ventures is accounted for on the equity method.

     (e) Rental Income

     Leases for residential rental properties have terms of one year or less. Commercial leases have terms ranging from one to five years. Rental income is recognized on the straight line method over the term of the lease.

     (f) Rents Receivable

     Due to the nature of these accounts, residential rents receivable are fully reserved as of December 31, 1997 and 1996.

     (g) Mortgage Costs

     Mortgage costs consist of fees for obtaining financing and are being amortized over the life of the mortgage.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


3.   ACQUISITION OF RENTAL PROPERTY:

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

     Inducon Joint Venture-Columbia (the "Venture") was formed pursuant to an agreement dated March 16, 1988 between the Partnership and Trion Development Group, Inc., a New York corporation (the "Corporation"). The primary purpose of the Venture was to acquire or lease land and construct office/warehouse buildings as income-producing property. The Partnership contributed initial capital to the Venture of $1,064,950 which was used to fund the initial development costs. On May 19, 1989 the Partnership purchased the Corporation's interest in the Inducon Joint Venture-Columbia for $130,000. The office complex, located in Columbia, South Carolina, consists of three buildings. The first building was put into service in July 1989 and has a total cost of $1,891,995 which includes $311,358 in acquisition fees. The second and third buildings were put into service in December 1991 and have a total cost of $2,778,996 which includes $48,796 of capitalized interest.

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


3.   ACQUISITION OF RENTAL PROPERTY (Cont.):

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


4.   MORTGAGES AND NOTES PAYABLE:

     Countrybrook Estates (formerly West Creek)

     A mortgage with a balance of $3,415,000 at December 31, 1997 due July 1999 with monthly payments of interest only at a rate of 9.1875%. The mortgage is secured by the Countrybrook Estates complex.

     The mortgage outstanding balance at December 31, 1996 of $3,950,483 was refinanced into the new mortgage described above during 1997. No significant gain or loss on the refinancing occurred.

     Inducon-Columbia

     The outstanding mortgage payable balance at December 31, 1997 was $2,195,742, with monthly payments of $16,787 including interest at 7.867%. The maturity date of the mortgage is October 2022. The mortgage is secured by the Inducon-Columbia Office/Warehouse buildings.

     The construction loan outstanding at December 31, 1996 of $1,776,081 was refinanced into the mortgage described above during 1997. No significant gain or loss on the refinancing occurred.

     Stonegate

     The outstanding mortgage payable at December 31, 1997 was $2,638,649 due July 2027 with monthly payments of $20,207 including interest at 8.43%.

     The mortgage outstanding at December 31, 1996 of $1,963,361 was refinanced into the mortgage described above during 1997. No significant gain or loss on the refinancing occurred.

Beaver Creek

     The outstanding mortgage payable at December 31, 1997 was $1,348,129 due July 2027 with monthly payments of $7,864 including interest of 8.3%.

     There was no mortgage outstanding at December 31, 1996.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


4.   MORTGAGES AND NOTES PAYABLE (Cont.):

     The Commons on Lewis Avenue

     A mortgage with a balance of $1,866,372 and $1,883,236 at December 31, 1997 and 1996, respectively, provides for monthly principal and interest payments calculated based upon an interest rate ranging from 8-12% annually ( 11% at December 31, 1997). The mortgage is due April 1, 2001 and is secured by The Commons on Lewis Avenue apartment complex.

     The aggregate maturities of the mortgages payable for each of the next five years and thereafter are as follows:

     Year                                                       Amount
     ----                                                    -----------
     1998                                                    $   231,748
     1999                                                      3,634,473
     2000                                                        221,719
     2001                                                      1,989,071
     2002                                                        198,196
     Thereafter                                                5,188,685
                                                             -----------
     TOTAL                                                   $11,463,892
                                                             ===========


5.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair value of cash, accounts receivable, accounts receivable - affiliates, accounts payable - affiliates, accounts payable, accrued expenses and deposit liabilities approximate the carrying value due to the short-term nature of these instruments.

     Management has estimated that the fair value of the mortgages payable on Countrybrook Estates, Stonegate Townhouses, Inducon-Columbia, and Beaver Creek approximate their carrying values of $3,415,000, $2,638,649, $2,195,742 and $1,347,430, respectively, as the mortgages payable were obtained in 1997.

     Management has estimated that the fair value of the mortgage payable on The Commons on Lewis Avenue, based on currently available rates, is approximately $2,018,000. The carrying value of the mortgage is $1,866,372.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


     6. RELATED PARTY TRANSACTIONS

     Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partner. The management agreement provides for 5% of gross monthly rental receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $188,714, $175,892 and $210,903 for the years ended December 31, 1997, 1996 and 1995 respectively.

     According to the terms of the partnership agreement, the General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. The Corporate General Partner is paid its 5% partnership management fee annually as cash flow allows. As such, no fees were charged for the years ended December 31, 1997 and 1995. This fee totaled $18,000 for the year ended December 31, 1996.

     The General Partners are also allowed to collect a property disposition fee upon the sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties or 3% of the sales price. The property disposition fee is subordinate to the Limited Partners receipt of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital contributions and to repayment to the Limited Partners of an amount equal to their original capital contributions. No properties have been sold as of December 31, 1997 and accordingly, there have been no property disposition fees paid or earned by the General Partners.

     Pursuant to the terms of the partnership agreement, the Corporate General Partner charges the Partnership for reimbursement of certain costs and expenses incurred by the corporate general partner and its affiliates in connection with the administration of the Partnership and acquisition of properties. These charges were for the Partnership's allocated share of costs and expenses such as payroll, travel and communication costs related to partnership accounting, partner communication and relations, and acquisitions of properties and are included in property operations. Additionally, Partnership accounting and portfolio management fees, investor services fees and brokerage fees are allocated based on total assets, number of partners and number of units, respectively. These costs amounted to $188,378 , $168,511 and $165,517 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Accounts payable - affiliates, which are payable on demand, amounted to $35,529 as of December 31, 1997.

     Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partners. The fee is based upon the number of apartment units and totaled $11,460 for the years ended December 31, 1997, 1996 and 1995 respectively.

     Loan placement fees are paid or accrued to an affiliate of the General Partners. The fee is calculated as 1% of the mortgage loan amounts. These fees totaled $102,878 for the year ended December 31, 1997. No such fees were paid during the years ended December 31, 1996 or 1995.

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

     The reconciliation of net loss for the years ended December 31, 1997, 1996 and 1995 as reported in the statement of operations, and as would be reported for tax purposes, is as follows:

                                                 1997            1996              1995
                                             -----------       ---------       -----------
Net loss -
  Statement of operations                    $(1,121,956)      $(986,192)      $(1,306,904)

Add to (deduct from):
  Difference in depreciation                     (35,280)        109,457           144,342

  Other nondeductible expenses                   151,955         120,405            57,796

  Tax basis adjustment - joint ventures           81,356         156,134           222,574
                                             -----------       ---------       -----------

Net loss - tax return purposes               $  (923,925)      $(600,196)      $  (882,192)
                                             ===========       =========       ===========


     The reconciliation of Partners' Capital as of December 31, 1997, 1996 and 1995, as reported in the balance sheet and as reported for tax return purposes, is as follows:

                                                 1997            1996            1995
                                              ----------      ----------      ----------
Partners' Capital - Balance Sheet             $3,440,705      $4,562,661      $5,548,853

Add to (deduct from):
  Accumulated difference in depreciation         220,283         255,563         146,106

  Syndication fees                             2,312,863       2,312,863       2,312,863

  Other nondeductible expenses                   543,162         391,207         270,802

  Tax basis adjustment - Joint Ventures          951,889         870,533         714,399
                                              ----------      ----------      ----------

Partners' Capital - tax return purposes       $7,468,902      $8,392,827      $8,993,023
                                              ==========      ==========      ==========

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

     In July 1996, the Partnership entered into a plan to dispose of the property, plant and equipment of the joint venture with a carrying amount of $1,252,779 and $1,191,451 at December 31, 1997 and 1996, respectively. The Joint Venture incurred losses of approximately $254,000 and $299,000 for the years ended December 31, 1997 and 1996, respectively. Management has determined that a sale of the property is in the best interests of the investors.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


8.   INVESTMENT IN JOINT VENTURES (Cont.):


     Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the year ended December 31, 1997 and 1996 totaled approximately $122,000 and $44,000, respectively. Management believes that the property's fair value has not changed significantly since being classified as held for sale.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

8.   INVESTMENT IN JOINT VENTURES (Cont.):

     A summary of the assets, liabilities and partners' capital (deficiency) of the Carriage House of Englewood Joint Venture as of December 31, 1997 and 1996 and the results of its operations for the years ended December 31, 1997, 1996 and 1995 is as follows:

                    CARRIAGE HOUSE OF ENGLEWOOD JOINT VENTURE
                                  BALANCE SHEET
                           December 31, 1997 and 1996

Assets                                                   1997              1996
------                                               -----------       -----------
Land and land improvements                           $   367,500       $   367,500
Building                                               2,475,133         2,413,805
Building equipment                                       164,141           164,141
                                                     -----------       -----------
                                                       3,006,774         2,945,446
Less accumulated depreciation                         (1,753,995)       (1,753,995)
                                                     -----------       -----------
  Property, net                                        1,252,779         1,191,451

Cash - security deposits                                  30,154            29,406
Escrow                                                   155,194           187,815
Mortgage costs, net of accumulated amortization
  of $32,536 in 1997 and $26,794 in 1996                 168,415           174,157
Other assets                                              15,110           179,477
                                                     -----------       -----------

        Total Assets                                 $ 1,621,652       $ 1,762,306
                                                     ===========       ===========

Liabilities and Partners' Deficit
---------------------------------
Liabilities:
  Cash overdraft                                     $   286,850       $   230,773
  Mortgage payable                                     2,914,486         2,930,266
  Accounts payable and accrued expenses                  223,856           205,524
  Accrued interest                                        65,539            21,977
  Security deposits and prepaid rent                      42,969            31,858
                                                     -----------       -----------
        Total Liabilities                              3,533,700         3,420,398
                                                     -----------       -----------

Partners' Capital (Deficit):
  The Partnership                                        172,598           274,180
  RPILP                                               (2,084,646)       (1,932,272)
                                                     -----------       -----------
        Total Partners' Deficit                       (1,912,048)       (1,658,092)
                                                     -----------       -----------

        Total Liabilities and Partners' Deficit      $ 1,621,652       $ 1,762,306
                                                     ===========       ===========

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


                    CARRIAGE HOUSE OF ENGLEWOOD JOINT VENTURE
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                         1997            1996            1995
                                      ---------       ---------       ---------
Income:
  Rental                              $ 583,445       $ 640,124       $ 717,713
  Other income                           42,620          44,915          47,650
                                      ---------       ---------       ---------
  Total Income                          626,065         685,039         765,363
                                      ---------       ---------       ---------

Expenses:
  Property operations                   436,621         455,678         451,322
  Interest:
    Paid to affiliates                   31,966              --              --
    Other                               262,807         264,455         265,963
  Depreciation and amortization           5,742          76,031         123,813
  Administrative:
    Paid to affiliates                   55,506          55,889          52,714
    Other                                87,379         132,078         101,134
                                      ---------       ---------       ---------
  Total Expenses                        880,021         984,131         994,946
                                      ---------       ---------       ---------

Net loss                              $(253,956)      $(299,092)      $(229,583)
                                      =========       =========       =========

Allocation of net loss:
  The Partnership                     $(101,583)      $(119,638)      $ (91,833)
  RPILP                                (152,373)       (179,454)       (137,750)
                                      ---------       ---------       ---------

Total                                 $(253,956)      $(299,092)      $(229,583)
                                      =========       =========       =========


A reconciliation of the Partnership's investments in the Carriage House of Englewood Joint Venture is as follows:

                                                         1997            1996            1995
                                                      ---------       ---------       ---------
Investment in joint venture at beginning of year      $ 362,134       $ 486,272       $ 582,605
Amortization of excess purchase price                    (4,499)         (4,500)         (4,500)
Allocation of net loss                                 (101,583)       (119,638)        (91,833)
                                                      ---------       ---------       ---------

Investment in joint venture at end of year            $ 256,052       $ 362,134       $ 486,272
                                                      =========       =========       =========

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


8.   INVESTMENT IN JOINT VENTURES (Cont.):

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

     A summary of the assets, liabilities and equity of the Joint Venture as of December 31, 1997 and 1996 and the results of its operations for the years ended December 31, 1997, 1996 and 1995 presented as follows have been adjusted to reflect audited balances for 1996 which became available during the third quarter of 1997. The Partnership's investment in the joint venture as of December 31, 1996 was based on the estimated results of operations for the year then ended. Any differences from those estimates have been reflected in the Partnership's 1997 financial statements. The investment in this joint venture amounted to $193,588 as of December 31, 1997.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                         RESEARCH TRIANGLE JOINT VENTURE
                                  BALANCE SHEET
                           December 31, 1997 and 1996

Assets                                                1997              1996
------                                            -----------       -----------
Land                                              $   338,112       $   338,112
Land improvements                                     799,430           799,430
Buildings                                           4,130,637         4,130,637
                                                  -----------       -----------
                                                    5,268,179         5,268,179
Less accumulated depreciation                      (3,469,458)       (3,338,925)
                                                  -----------       -----------
Property, net                                       1,798,721         1,929,254

Cash                                                1,127,231           745,127
Accounts receivable - affiliates                       20,603                --
Accounts receivable - other                            35,731           268,317
Escrow deposits                                       330,058                --
Other assets                                          263,149            49,597
                                                  -----------       -----------

        Total Assets                              $ 3,575,493       $ 2,992,295
                                                  ===========       ===========

Liabilities and Partners' Deficit
---------------------------------

Liabilities:
  Mortgage payable                                $ 5,558,723       $ 4,996,884
  Accounts payable and accrued expenses                90,069            96,440
  Accounts payable - affiliates                            --            37,406
                                                  -----------       -----------
        Total Liabilities                           5,648,792         5,130,730
                                                  -----------       -----------

Partners' Deficit:
  The Partnership                                  (1,136,064)       (1,168,632)
  RPILP-II                                           (937,235)         (969,803)
                                                  -----------       -----------
        Total Partners' Deficit                    (2,073,299)       (2,138,435)
                                                  -----------       -----------

        Total Liabilities and Partners' Deficit   $ 3,575,493       $ 2,992,295
                                                  ===========       ===========

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                         RESEARCH TRIANGLE JOINT VENTURE
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                        1997           1996             1995
                                      --------      ----------      -----------

Income:
  Rental                              $886,634      $1,029,367      $   946,046
  Other                                  5,496             763              431
                                      --------      ----------      -----------
        Total Income                   892,130       1,030,130          946,477
                                      --------      ----------      -----------

Expenses:
  Property operations                  101,896         112,982          117,319
  Interest                             466,651         436,685          440,630
  Depreciation and amortization        170,218         172,099          510,653
  Administrative:
    Paid to affiliates                  60,177          58,987           63,527
    Other                               28,052          12,352              226
                                      --------      ----------      -----------
        Total Expenses                 826,994         793,105        1,132,355
                                      --------      ----------      -----------

Net income (loss)                     $ 65,136      $  237,025      $  (185,878)
                                      ========      ==========      ===========

Allocation of net income (loss):
  The Partnership                     $ 32,568      $  118,513      $   (92,939)
  RPILP-II                              32,568         118,512          (92,939)
                                      --------      ----------      -----------

        Total                         $ 65,136      $  237,025      $  (185,878)
                                      ========      ==========      ===========


A reconciliation of the Partnership's investment in the Research Triangle Joint Venture is as follows:

                                                         1997            1996            1995
                                                      ---------       ---------       ---------
Investment in joint venture at beginning of year      $ 170,220       $  60,907       $ 263,046
Distributions                                                --              --        (100,000)
Amortization of excess purchase price                    (9,200)         (9,200)         (9,200)
Allocation of net income (loss)                          32,568         118,513         (92,939)
                                                      ---------       ---------       ---------

Investment in joint venture at end of year            $ 193,588       $ 170,220       $  60,907
                                                      =========       =========       =========

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

9.   LEASES (LESSEE):

     In connection with the development of property in Columbia, South Carolina, the Partnership entered into a land lease agreement with the Richland-Lexington Airport District for a period of sixty years. The lease covers two parcels of land approximately 4.5 acres each, located within the boundaries of the Columbia Metropolitan Airport in an area designated as a Foreign Trade Zone. The lease requires minimum monthly rental payments of approximately $7,400. The lease is being accounted for as an operating lease. The agreement also includes an option to lease a third parcel of land measuring approximately 5.5 acres.

     Minimum future rental payments for each of the next five years are as follows:

     Year                                                     Amount
     ----                                                    -------
     1998                                                    $89,000
     1999                                                     89,000
     2000                                                     89,000
     2001                                                     89,000
     2002                                                     89,000


10.  LEASES (LESSOR):

     In connection with the Inducon - Columbia property, the Partnership has entered into commercial lease agreements with terms from one to five years. Minimum future rentals to be received in the future under noncancelable operating leases are as follows:

      Year                                                    Amount
      ----                                                   --------
      1998                                                   $432,807
      1999                                                    322,391
      2000                                                     95,442
      2001                                                     42,661


11.  GOING CONCERN CONSIDERATIONS:

     The Partnership has sustained recurring losses and is experiencing operating cash flow difficulties. These factors combined have raised substantial doubt about the Partnership's ability to continue as a going concern.

     Management is continuing its efforts to reduce expenses and increase occupancy at its properties, especially at the Commons on Lewis Avenue and Countrybrook Estates. There are also plans to market the properties for sale.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


12.  SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

                                            1997           1996          1995
                                         ----------      --------      --------
Cash paid for interest                   $1,034,123      $922,210      $905,157
                                         ==========      ========      ========


13.  RECLASSIFICATIONS

     Certain reclassifications have been made to the 1995 and 1996 balances to conform to the classifications used in 1997.


14.  GAIN FROM INSURANCE PROCEEDS

     On March 1, 1997, Countrybrook Estates experienced a flood that resulted in property damage estimated at a net book value of $203,569. The Partnership received insurance proceeds totaling $287,751, resulting in a gain for financial statement purposes of $84,002.


15.  LONG-LIVED ASSETS

     In 1997, the Partnership entered into a plan to dispose of the property, plant and equipment of Countrybrook Estates with a carrying amount of $4,047,737 and $3,932,512 at December 31, 1997 and 1996, respectively. Countrybrook Estates incurred net losses of approximately $207,000, $237,000, and $424,000 for the years ended December 31, 1997, 1996, and 1995, respectively. Management has determined that the sale of the property is in the best interests of the limited partners. As of December 31, 1997, an agreement cancelable by the buyer has been signed with an anticipated sales price of approximately $6,060,000. Although this agreement was canceled in the first quarter of 1998, the Partnership anticipates that it will sell the property in 1998.

     Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the years ended December 31, 1997 totaled approximately $175,000. Management believes that the property's fair value has not changed significantly since being classified as held for sale.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


16.  SUBSEQUENT EVENTS

     Subsequent to December 31, 1997, management committed to a plan to sell the assets of Research Triangle Joint Venture. On January 9, 1998, the Joint Venture entered into an agreement to sell substantially all of its real property at a purchase price of $7,600,000. Although the agreement subsequently expired, management is continuing to market the assets of the Joint Venture and anticipates its sale in 1998.

SCHEDULE III

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997

                                                                            Cost                Gross Amounts at which
                                                 Initial Cost to         Capitalized          Carried at Close of Period
                                                   Partnership           Subsequent    ----------------------------------------
   Property                                 -------------------------        to                                       (1)(2)
  Description                Encumbrances      Land        Buildings     Acquisition      Land        Buildings        Total
  -----------                ------------   ----------    -----------    -----------   ----------    -----------    -----------
Beaver Creek
  Pittsburgh, PA             $ 1,348,129    $  282,000    $ 1,437,944    $  169,871    $  317,000    $ 1,572,815    $ 1,889,815

Countrybrook Estates
  Louisville, KY               3,415,000       882,272      4,277,115       365,990       884,622      4,360,847      5,245,469

Stonegate
  Mobile, AL                   2,638,649       419,544      3,417,160       288,160       427,494      3,767,370      4,194,164

The Commons
  Tulsa, OK                    1,866,372       525,000      2,304,303       521,609       525,000      2,825,912      3,350,912

Inducon - Columbia
  Columbia, SC                 2,195,742         -          1,503,710     3,172,562         5,282      4,670,990      4,676,272
                             -----------    ----------    -----------    ----------    ----------    -----------    -----------

                             $11,463,892    $2,108,816    $13,010,232    $4,518,192    $2,159,398    $17,197,934    $19,357,332
                             ===========    ==========    ===========    ==========    ==========    ===========    ===========

Carriage House of
  Englewood J.V.
  Dayton, OH                 $ 2,914,486    $  367,500    $ 2,341,254    $  133,879    $  367,500    $ 2,475,133    $ 2,842,633
                             ===========    ==========    ===========    ==========    ==========    ===========    ===========

Research Triangle J.V.
  Raleigh, NC                $ 5,558,723    $  338,112    $ 4,920,738    $    9,329    $  338,112    $ 4,930,067    $ 5,268,179
                             ===========    ==========    ===========    ==========    ==========    ===========    ===========
                                 (3)(4)
   Property                    Accumulated        Date of          Date
  Description                  Depreciation     Construction     Acquired
  -----------                  ------------     ------------     --------
Beaver Creek
  Pittsburgh, PA               $  522,026           1975           2/89

Countrybrook Estates
  Louisville, KY                1,197,732           1972           6/89

Stonegate
  Mobile, AL                    1,091,489           1985           3/90

The Commons
  Tulsa, OK                       639,024           1970           3/91

Inducon - Columbia
Columbia, SC                    1,284,998           1989           5/89
                               ----------

                               $4,735,269
                               ==========

Carriage House of
  Englewood J.V.
  Dayton, OH                   $1,596,577           1972           5/92
                               ==========

Research Triangle J.V.
  Raleigh, NC                  $3,469,458           1983           8/92
                               ==========

SCHEDULE III
    (Continued)


             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997


(1)  Cost for Federal income tax purposes is $ 19,357,332.

(2) A reconciliation of the carrying amount of buildings and improvements as of December 31, 1997, 1996 and 1995 is as follows:

                                               Partnership Properties
                                    --------------------------------------------
                                       1997              1996            1995
                                    -----------      -----------     -----------

Balance at beginning of period      $16,614,849      $16,407,368     $15,861,559
Additions                               862,993          207,481         545,809
Disposals                              (279,908)              --              --
                                   ------------      -----------     -----------
Balance at end of period            $17,197,934      $16,614,849     $16,407,368
                                   ============      ===========     ===========


                                              Joint Venture Properties
                                    --------------------------------------------
                                        1997             1996            1995
                                    -----------      -----------     -----------
Balance at beginning of period      $ 7,343,872      $ 7,325,523     $ 7,319,523
Additions                                61,328           18,349           6,000
                                    -----------      -----------     -----------
Balance at end of period            $ 7,405,200      $ 7,343,872     $ 7,325,523
                                    ===========      ===========     ===========

(3) A reconciliation of accumulated depreciation for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                               Partnership Properties
                                    --------------------------------------------
                                        1997             1996            1995
                                    -----------      -----------     -----------

Balance at beginning of period      $ 4,212,761      $ 3,473,170     $ 2,779,144
Additions charged to cost and
  expenses during the period            598,847          739,591         694,026
Accumulated cost and expenses
  written-off during the period         (76,339)              --              --
                                    -----------      -----------     -----------
Balance at end of period             $4,735,269      $ 4,212,761     $ 3,473,170
                                    ===========      ===========     ===========

                                              Joint Venture Properties
                                    --------------------------------------------
                                        1997             1996            1995
                                    -----------      -----------     -----------
Balance at beginning of period      $ 4,935,502      $ 4,431,001     $ 3,878,546
Additions charged to cost and
  expenses during the period            130,533          504,501         552,455
                                    -----------      -----------     -----------
Balance at end of period            $ 5,066,035      $ 4,935,502     $ 4,431,001
                                    ===========      ===========    ============

(4)  Balance applies entirely to buildings.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - VI A

By: /s/ JOSEPH M. JAYSON                                4/15/98
    ------------------------------          -----------------------------------
    JOSEPH M. JAYSON,                                     Date
    Individual General Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: REALMARK PROPERTIES, INC.
    Corporate General Partner

    /s/ JOSEPH M. JAYSON                                 4/15/98
    ------------------------------          -----------------------------------
    JOSEPH M. JAYSON,                                     Date
    President and Director


    /s/  MICHAEL J. COLMERAUER                           4/15/98
    -------------------------------         -----------------------------------
    MICHAEL J. COLMERAUER                                 Date
    Secretary

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