Form 10QSB
period 1998-03-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 1998-05-20
CIK 822783

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                Commission File Number
March 31, 1998                                                0-17466

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
             (Exact Name of Registrant as specified in its charter)


        Delaware                                          16-1309987
(State of Formation)                        (IRS Employer Identification Number)


2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of March 31, 1998 the registrant had 157,377.9 units of limited partnership interest outstanding.

                           REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A

                                      INDEX


                                                                        PAGE NO.
PART I:  FINANCIAL INFORMATION

         Balance Sheets -
                  March 31, 1998 and December 31, 1997                         3

         Statements of Operations -
                  Three Months Ended March 31, 1998 and 1997                   4

         Statements of Cash Flows -
                  Three Months Ended March 31, 1998 and 1997                   5

         Statements of Partners' (Deficit) Capital -
                  Three Months Ended March 31, 1998 and 1997                   6

         Notes to Financial Statements                                    7 - 21


PART II: MANAGEMENT'S DISCUSSION & ANALYSIS OF
         FINANCIAL CONDITION & RESULTS OF OPERATIONS                     22 - 23

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                      March 31, 1998 and December 31, 1997
                      ------------------------------------
                                   (Unaudited)

                                                                     March 31,               December 31,
                                                                       1998                      1997
                                                                       ----                      ----
ASSETS

Property, at cost:
     Land and land improvements                                   $     2,159,398         $       2,159,398
     Buildings                                                         17,127,902                17,113,933
     Furniture and fixtures                                             1,101,500                 1,101,500
                                                                 ----------------         -----------------
                                                                       20,388,800                20,374,831
     Less accumulated depreciation                                      6,041,359                 5,831,582
                                                                 ----------------         -----------------
          Property, net                                                14,347,441                14,543,249

Investments in real estate joint ventures                                 202,148                   449,640

Accounts receivable                                                        42,258                    31,720
Escrow deposits                                                           606,148                   568,895
Mortgage costs, net of accumulated amortization
  of $242,359 and $268,186                                                526,662                   562,514
Other assets                                                               56,643                    38,211
                                                                 ----------------         -----------------
           Total Assets                                          $     15,781,300         $      16,194,229
                                                                 ================         =================
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Cash overdraft                                              $        158,036          $        222,301
     Mortgages payable                                                 11,445,388                11,468,648
     Accounts payable and accrued expenses                                792,702                   872,561
     Accounts payable - affiliates                                        135,557                    37,962
     Security deposits and prepaid rents                                  245,059                   238,119
                                                                 ----------------         -----------------
           Total Liabilities                                           12,776,742                12,839,591
                                                                 ----------------         -----------------

Partners' (Deficit) Capital:
     General partners                                                    (294,102)                 (283,600)
     Limited partners                                                   3,298,660                 3,638,238
                                                                 ----------------         -----------------
          Total Partners' Capital                                       3,004,558                 3,354,638
                                                                 ----------------         -----------------

          Total Liabilities and Partners' Capital                $     15,781,300         $      16,194,229
                                                                 ================         =================


                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                   Three Months Ended March 31, 1998 and 1997
                   ------------------------------------------
                                   (Unaudited)

                                                                   Three Months              Three Months
                                                                       Ended                    Ended
                                                                     March 31,                March 31,
                                                                       1998                      1997
                                                                       ----                      ----
Income:
     Rental                                                      $        953,366         $         884,889
     Interest and other income                                             54,734                    89,036
                                                                 ----------------         -----------------
     Total income                                                       1,008,100                   973,925
                                                                 ----------------         -----------------

Expenses:
     Property operations                                                  704,122                   536,992
     Interest                                                             239,327                   230,091
     Depreciation and amortization                                        209,777                   217,878
     Administrative:
          Paid to affiliates                                               80,584                    93,350
          Other                                                           126,879                   150,335
                                                                 ----------------         -----------------
     Total expenses                                                     1,360,689                 1,228,646
                                                                 ----------------         -----------------

Loss before allocated loss from joint ventures                           (352,589)                 (254,721)

Allocated loss from joint ventures                                          2,508                   (23,989)
                                                                 ----------------         -----------------

Net loss                                                         $       (350,081)        $        (278,710)
                                                                 ================         =================

Loss per limited partnership unit                                $          (2.16)        $           (1.72)
                                                                 ================         =================

Distributions per limited partnership unit                       $              -         $               -
                                                                 ================         =================

Weighted average number of
     limited partnership units
     outstanding                                                          157,378                   157,378
                                                                 ================         =================


                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                   Three Months Ended March 31, 1998 and 1997
                   ------------------------------------------
                                   (Unaudited)

                                                                   Three Months              Three Months
                                                                       Ended                    Ended
                                                                     March 31,                March 31,
                                                                       1998                      1997
                                                                       ----                      ----
Cash flow from operating activities:
     Net loss                                                            (350,081)                 (278,710)

Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
     Depreciation and amortization                                        209,777                   217,878
     Net loss from joint ventures                                          (2,508)                   23,989
Changes in operating assets and liabilities:
     Accounts receivable                                                  (10,538)                        -
     Prepaid commissions                                                        -                         -
     Other assets                                                         (18,431)                   87,700
     Accounts payable and accrued expenses                                (79,859)                  140,867
     Security deposits and prepaid rent                                     6,940                    25,053
                                                                 ----------------         -----------------
Net cash (used in) provided by operating activities                      (244,700)                  216,777
                                                                 ----------------         -----------------

Cash flow from investing activities:
     Escrow deposits                                                      (37,253)                        -
     Accounts receivable - affiliates                                           -                         -
     Accounts payable - affiliates                                         97,595                    35,529
     Capital expenditures                                                 (13,969)                   (9,635)
     Contributions to joint ventures, net of distributions                      -                         -
                                                                 ----------------         -----------------
Net cash (used in) investing activities                                    46,373                    25,894
                                                                 ----------------         -----------------

Cash flows from financing activities:
     Cash overdraft                                                       185,735                   237,513
     Distributions to partners                                                  -                         -
     Principal payments on mortgages                                      (23,260)                  (17,010)
     Mortgage costs                                                        35,852                   (15,000)
                                                                 ----------------         -----------------
Net cash provided by (used in) financing activities                       198,327                   205,503
                                                                 ----------------         -----------------

Increase (decrease) in cash                                                     -                   448,174

Cash - beginning of period                                                      -                         -
                                                                 ----------------         -----------------

Cash - end of period                                             $              -                   448,174
                                                                 ================         =================


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                      $        239,327         $         230,091
                                                                 ================         =================


                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                    -----------------------------------------
                   Three Months Ended March 31, 1998 and 1997
                   ------------------------------------------
                                   (Unaudited)

                                                                General                       Limited Partners
                                                               Partners
                                                                Amount                 Units                   Amount
                                                                ------                 -----                   ------

Balance, January 1, 1997                                   $        (264,898)            157,377.9        $       5,784,165

Net loss
                                                                      (7,676)                    -                 (270,349)
                                                          ------------------       ---------------        -----------------

Balance, March 31, 1997                                    $        (272,574)            157,377.9        $       5,513,816
                                                          ==================       ===============        =================


Balance, January 1, 1998                                   $        (283,600)            157,377.9        $       3,638,238

Net loss
                                                                     (10,502)                    -                 (339,578)
                                                          ------------------       ---------------        -----------------

Balance, March 31, 1998                                    $        (294,102)            157,377.9        $       3,298,660
                                                          ==================       ===============        =================



                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
                          NOTES TO FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)


1.    GENERAL PARTNERS' DISCLOSURE
      ----------------------------

      In the opinion of the General Partners of Realmark Property Investors Limited Partnership VI-A, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the three month periods ended March 31, 1998 and 1997, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


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

      -------------------------------------------------

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

      Use of Estimates
      ----------------

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

      Property and Depreciation
      -------------------------

      Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets and totaled $618,347, $783,559, $829,055 for the years ended December 31, 1997, 1996, and 1995, respectively. Generally, buildings and improvements are depreciated over 25 years, and the furniture and fixtures are depreciated over 5 years. Expenditures for maintenance and repairs are expensed as incurred, and major renewals and betterments are capitalized. The Accelerated Cost Recovery System and Modified Accelerated Cost Recovery System are used to determine depreciation expense for tax purposes.

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
      ------------------------------------------------------

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

      Rents Receivable
      ----------------

      Due to the nature of these accounts, residential rents receivable are fully reserved as of March 31, 1998 and 1997.

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

      ACQUISITION AND DISPOSITION OF RENTAL PROPERTY (CONTINUED)
      ----------------------------------------------------------

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

5.    MORTGAGES AND NOTES PAYABLE
      ---------------------------

      In connection with the acquisition of rental property, the Partnership obtained mortgages as follows:

      Countrybrook Estates (formerly West Creeke)
      -------------------------------------------

      A mortgage with a balance of $3,415,000 and $3,943,336 at March 31, 1998 and 1997, respectively, bearing interest at 9.1875%, due July 1999. The mortgage was refinanced into the new mortgage. No significant gain or loss on refinancing occurred. The mortgage is secured by the Countrybrook Estates complex.

      Inducon - Columbia

      The outstanding mortgage payable balance at March 31, 1998, was $2,188,530 with monthly payments of $16,787 including interest at 7.867%. The maturity date of the mortgage is October 2022. The mortgage is secured by the Inducon-Columbia office/warehouse building.

      The construction loan outstanding at March 31, 1997, amounted to $1,776,081, was refinanced into the mortgage described above during 1997. No significant gain or loss on refinancing occurred.

      ---------------------------------------

      Stonegate
      ---------

      The outstanding mortgage payable at March 31, 1998 was $2,633,617, due July 2027 with monthly paymnets of $20,207 including interest at 8.43%.

      The mortgage outstanding at March 31, 1997 of $1,958,116 was refinanced into the mortgage described above during 1997. No significant gain of loss on the refinancing occured.

      Beaver Creek
      ------------

      The outstanding mortgage payable at March 31,1998 waas $1,346,250 due July 2027 with monthly payments of $7,864 including interest of 8.3%. There was no mortgage outstanding at March 31, 1997.

      The Commons on Lewis Avenue
      ---------------------------

      A mortgage with a balance of $1,860,731 and $1,878,618 at March 31, 1998 and 1997 obtained at the time of purchase, providing for monthly interest only payments ranging from 8% to 12% annually. Principal and interest payments are to begin May 1996 with an effective interest rate of 10% per the loan agreement. The entire principal balance, plus accrued interest, is due and payable April 1, 2001.

      The mortgages described above are secured by the individual properties to which they relate.

      The aggregate maturities of mortgages payable for each of the next five years and thereafter are as follows:

                  Year                      Amount

                  1998                      $    220,676
                  1999                         3,634,473
                  2000                           221,719
                  2001                         1,989,071
                  2002                           198,196
                  Thereafter                   5,181,253
                                            ------------

                  TOTAL                      $11,445,388
                                            ------------

6.    FAIR VALUE OF FINANCIAL INSTRUMENTS
      -----------------------------------

      Statement of Finacial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair value of cash, accounts receivable, accounts receivable affiliates, accounts payable - affiliates, accounts payable, accrued expenses and deposit liabilities approximate the carrying value due to the short-term nature of these instruments.

7.    RELATED PARTY TRANSACTIONS
      --------------------------

      Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $53,563 for the three months ended March 31, 1998.

      According to the terms of the Partnership Agreement, the General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. There were no such fees paid or accrued for the three months ended March 31, 1998 or 1997.

      The general partners are also allowed to collect a property disposition fee upon the sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties, or 3% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their original capital contributions. No properties have been sold as of March 31, 1998 and accordingly, there have been no property disposition fees paid or earned by the general partner.

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

      --------------------------------------

      Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $2640 for both the three months ended March 31, 1998 and 1997, respectively.

8.    INCOME TAXES
      ------------

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

      The reconciliation of net loss for the three months ended March 31, 1998 and 1997 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:


                                        March 31,    March 31,
                                            1998         1997
                                            ----         ----

Net loss - statement of operations     $(350,081)   $(278,710)


Add to (deduct from):
     Difference in depreciation           20,254       27,364
     Tax basis adjustments -
     Joint Ventures                        2,509       39,034
     Allowance for doubtful accounts      31,720       30,101
                                       ---------    ---------

Net loss - tax return purposes         $(295,598)   $(182,211)
                                       =========    =========

      ------------------------

      The reconciliation of Partners' Capital as of March 31, 1998 and December 31, 1997 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                            March 31, December  31,
                                                1998         1997
                                                ----         ----

Partners' Capital - balance sheet         $3,004,558   $3,354,638

Add to (deduct from):
     Accumulated difference in
     depreciation                            303,181      282,927
     Tax basis adjustment -
     Joint Ventures                          907,058      909,567
     Syndication fees                      2,312,863    2,312,863
     Other non-deductible expenses           449,638      421,308
                                          ----------   ----------

Partners' Capital - tax return purposes   $6,977,298   $7,281,303
                                          ==========   ==========


9.    INVESTMENT IN JOINT VENTURES
      ----------------------------

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

      ----------------------------------------

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

      A summary of the assets, liabilities and partners' capital (deficiency) of the joint venture as of March 31, 1998 and December 31, 1997 and the results of its operations for the three months ended March 31, 1998 and 1997 is as follows:

      A reconciliation of the Partnership's investment in the joint venture is as follows:

                                            1998         1997
                                            ----         ----

Investment in joint venture, January 1   $ 362,134    $ 274,180
Allocation of net loss                     (44,956)     (22,378)
                                         ---------    ---------

Investment in joint venture, March 31    $ 317,178    $ 251,802
                                         =========    =========

                    CARRIAGE HOUSE OF ENGLEWOOD JOINT VENTURE
                    -----------------------------------------
                                 BALANCE SHEETS
                                 --------------
                             March 31, 1998 and 1997
                             -----------------------

                                                                              March 31,               December 31,
                                                                                1998                      1997
ASSETS                                                                          ----                      ----
------

Property, at cost:
     Land and land improvements                                           $         367,500         $        367,500
     Building                                                                     2,627,133                2,627,133
     Building equipment                                                              12,141                   12,141
                                                                         ------------------        -----------------
                                                                                  3,006,774                3,006,774
     Less accumulated depreciation                                                1,753,955                1,753,995
                                                                         ------------------        -----------------
Property, net                                                                     1,252,819                1,252,779

Escrow deposits                                                                      59,662                  155,194
Other assets                                                                        161,939                  183,526
                                                                         ------------------        -----------------

                 Total Assets                                            $        1,474,420        $       1,591,499
                                                                         ==================        =================
LIABILITIES AND PARTNERS' (DEFICIT)
----------------------------------

Liabilities:
     Cash overdraft                                                      $          299,250        $         256,695
     Mortgages payable                                                            2,906,142                2,914,486
     Accounts payable and accrued expenses                                          209,687                  211,304
     Accounts payable - affiliates                                                        -                   12,553
     Accrued interest                                                                21,796                   65,539
     Security deposits and prepaid rent                                              67,025                   42,969
                                                                         ------------------        -----------------
                 Total Liabilities                                                3,503,900                3,503,546
                                                                         ------------------        -----------------
Partners' Capital (Deficit):
     The Partnership                                                                 21,194                  172,598
     RPILP                                                                       (2,050,674)              (2,084,645)
                                                                         ------------------        -----------------
                Total Partners' (Deficit)                                        (2,029,480)              (1,912,047)
                                                                         ------------------        -----------------
                Total Liabilities and Partners' (Deficit)                $        1,474,420        $       1,591,499
                                                                         ==================        =================


                    CARRIAGE HOUSE OF ENGLEWOOD JOINT VENTURE
                    -----------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                   Three Months Ended March 31, 1998 and 1997
                   ------------------------------------------

                                                                           Three Months              Three Months
                                                                                Ended                    Ended
                                                                              March 31,                March 31,
                                                                                1998                      1997
                                                                                ----                      ----
Income:
     Rental                                                               $         144,562        $         157,082
     Interest and other income                                                        7,513                   10,420
                                                                         ------------------        -----------------
     Total income                                                                   152,075                  167,502
                                                                         ------------------        -----------------

Expenses:
     Property operations                                                            172,011                   85,201
     Interest                                                                        65,426                   72,186
     Depreciation and amortization                                                    1,436                   31,605
     Administrative                                                                  25,593                   34,456
                                                                         ------------------        -----------------
     Total expenses                                                                 264,466                  223,448
                                                                         ------------------        -----------------

Net loss                                                                 $         (112,391)       $         (55,946)
                                                                         ==================        =================

Allocation of net loss:
     The Partnership                                                     $          (44,956)       $         (22,378)
     RPILP
                                                                                    (67,435)                 (33,568)
                                                                         ------------------        -----------------

                                                                         $         (112,391)       $         (55,946)
                                                                         ==================        =================

                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                ------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                        March 31, 1998 and March 31, 1997
                        ---------------------------------

                                                                                March 31,               December 31,
                                                                                  1998                      1997
ASSETS                                                                            ----                      ----
------
Cash and cash equivalents                                                $        1,161,489         $      1,127,231
Property, net of accumulated depreciation                                         1,768,382                1,798,722
Accounts receivable - other                                                           5,146                   54,774
Other assets                                                                        724,470                  593,205
                                                                         ------------------        -----------------
                 Total Assets                                            $        3,659,487         $      3,573,932
                                                                         ==================        =================

LIABILITIES AND PARTNERS' (DEFICIT)
----------------------------------

Liabilities:
     Notes payable                                                        $       5,544,615         $      5,558,723
     Accounts payable and accrued expenses                                           92,359                   90,071
     Accounts payable - affiliates                                                      885                  (1,560)
                                                                         ------------------        -----------------
                 Total Liabilities                                                5,637,859                5,647,234
                                                                         ------------------        -----------------

Partners' (Deficit):
     General partners                                                            (1,084,978)              (1,132,442)
     Other investors                                                               (893,394)                (940,860)
                                                                          ------------------        -----------------
                Total Partners' (Deficit)                                        (1,978,372)              (2,073,302)
                                                                          ------------------        -----------------

                Total Liabilities and Partners' (Deficit)                 $       3,659,487         $      3,573,932
                                                                          ==================        =================

                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                ------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                   Three Months Ended March 31, 1997 and 1996
                   ------------------------------------------


                                                                            Three Months              Three Months
                                                                                Ended                    Ended
                                                                              March 31,                March 31,
                                                                                1998                      1997
                                                                                ----                      ----
Income:
     Rental                                                               $         289,403        $         246,104
     Interest and other income                                                          218                    1,448
                                                                         ------------------        -----------------
     Total income                                                                   289,621                  247,552
                                                                         ------------------        -----------------
Expenses:
     Property operations                                                             24,704                   12,436
     Interest                                                                       115,521                  107,553
     Depreciation and amortization                                                   37,881                  113,867
     Administrative                                                                  16,585                   16,917
                                                                         ------------------        -----------------
     Total expenses                                                                 194,691                  250,773
                                                                         ------------------        -----------------
Net loss                                                                 $           94,930        $          (3,221)
                                                                         ==================        =================


Allocation of net loss:
     The Partnership                                                     $           47,465        $         (1,611)
     RPILP II
                                                                                     47,465                  (1,610)
                                                                         ------------------        -----------------
                                                                         $           94,930        $          (3,221)
                                                                         ==================        =================


      ----------------------------------------

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

      A summary of the assets, liabilities and equity of the joint venture as of March 31, 1998 and December 31, 1997 and the results of its operations for the three months ended March 31, 1998 and 1997 is as follows:

      A reconciliation of the Partnership's investment in the joint venture is as follows:

                                            1998       1997
                                            ----       ----

Investment in joint venture, January 1   $170,220   $  6,155
Allocation of net loss                     47,465     (1,611)
                                         --------   --------

Investment in joint venture, March 31    $217,685   $  4,544
                                         ========   ========

PART II  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

      Liquidity and Capital Resources:
      --------------------------------

The Partnership experienced a poor quarter from a cash flow point of view; the cash flow deficiency from operations amounted to just over $250,000. Management is concentrating on the implementation of controls over expenses, through closer monitoring of payroll and other operating expenses, to balance the loss of revenues which resulted in the first quarter of 1998 over that which management had expected. More aggressive marketing campaigns are being put in place and reinforced through routine/regular charting of which ads are successful in attracting renters and through which sources the ads are bringing in the traffic. Management also continues to offer attractive incentives to lease properties whose occupancies fall below 90%. It is hoped that the combination of strategies being followed by management will lead to the generation of higher revenues, thus improving the cash flow of the Partnership.

There were no distributions made during the three month periods ended March 31, 1998 and 1997. The Partnership does not anticipate resuming distributions until sufficient cash flow is generated to cover the Partnership's liabilities and set up reserves for construction work which is necessary at several of the residential complexes.

Results of Operations:
----------------------

Partnership operations for the three month period ended March 31, 1998 resulted in a net loss of $350,081 or $2.16 per limited partnership unit versus a net loss of $278,710 or $1.72 per limited partnership unit for the quarter ended March 31, 1997.

The tax basis loss for the quarter ended March 31, 1998 amounted to $201,390 or $1.28 per limited partnership unit. The tax loss for the three month period ended March 31, 1997 totaled $182,211 or $1.12 per limited partnership unit.

Revenue for the three month period ended March 31, 1998 amounted to $1,008,100, increasing approximately $34,175 from the quarter ended March 31, 1997. An increase in rental revenue was solely responsible for the increase in total revenue when comparing the quarters ended March 31, 1998 and 1997. Interest and other income decreased between the two quarters. Higher occupancy at Countrybrook Estates, Beaver Creek, and The Commons accounted for much of the increase in rental revenue; also responsible for the increase are substantially lower concessions and discounts offered as a means of increasing occupancy in the coming months.

-----------------------------------

For the three month period ended March 31, 1998, total expenses were $1,360,689, an increase of just over $132,043 from the same quarter in 1997. Property operations expenditures increased approximately $167,130 between the two periods due to increased repairs and maintenance costs, contracted services (an almost 35% increase can be noted due to higher costs associated with outside services responsible for landscaping, painting, carpeting, etc.), and utilities. Management has been concentrating heavily on upgrading and better maintaining of the complexes as cash flow permits in an effort to increase occupancy, as well as to maintain current tenants. Interest expense remained relatively stable between the quarters ended March 31, 1998 and 1997. Total administrative charges decreased just over $36,222 as legal fees and advertising expenses decreased.

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

For the three month period ended March 31, 1998, the Gold Key Joint Venture generated a net loss of $112,391, an increase from the net loss of $55,946 for the three month period ended March 31, 1997. Pursuant to the terms of the joint venture agreement, the Partnership was allocated $44,956 of the loss in 1998 and $22,378 of the loss in 1997.

The Research Triangle Industrial Park Joint Venture had a net gain of $94,930 for the three month period ended March 31, 1998 with $47,465 of the gain allocated to the Partnership. For the three month period ended march 31, 1997, the Research Triangle Office Complex continues to enjoy high occupancy and positive cash flow.

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



By:      /s/ Joseph M. Jayson                          May 20, 1998
         ------------------------------              ------------------------
         Joseph M. Jayson,                                    Date
         Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                          May 20, 1998
         ------------------------------              ------------------------
         Joseph M. Jayson,                                    Date
         President and Director



         /s/ Michael J. Colmerauer                     May 20, 1998
         ------------------------------              ------------------------
         Michael J. Colmerauer                                Date
         Secretary