Form 10-Q
period 1998-06-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 1998-08-14
CIK 822783

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                Commission File Number
June 30, 1998                                                0-17466

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
             (Exact Name of Registrant as specified in its charter)


      Delaware                                        16-1309987
(State of Formation)                     (IRS Employer Identification Number)



2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of June 30, 1998 the registrant had 157,377.9 units of limited partnership interest outstanding.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------

                                      INDEX
                                      -----

                                                                              PAGE NO.
                                                                              --------
PART I:  FINANCIAL INFORMATION
------   ---------------------

                  Balance Sheets -
                           June 30, 1998 and December 31, 1997                  3

                  Statements of Operations -
                           Three Months Ended June 30, 1998 and 1997            4

                  Statements of Operations -
                           Six Months Ended June 30, 1998 and 1997              5

                  Statements of Cash Flows -
                           Six Months Ended June 30, 1998 and 1997              6

                  Statements of Partners' (Deficit) Capital -
                           Six Months Ended June 30, 1998 and 1997              7

                  Notes to Financial Statements                            8 - 24


PART II: MANAGEMENT'S DISCUSSION & ANALYSIS OF
-------  -------------------------------------
         FINANCIAL CONDITION & RESULTS OF OPERATIONS                      25 - 27
         -------------------------------------------


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                       June 30, 1998 and December 31, 1997
                       -----------------------------------
                                   (Unaudited)

                                                                         June 30,                 December 31,
                                                                           1998                       1997
                                                                           ----                       ----
ASSETS
------

Property, at cost:
     Land and land improvements                                            $ 2,159,398                $ 2,159,398
     Buildings                                                              17,155,990                 17,197,934
     Furniture and fixtures                                                  1,101,500                  1,101,500
                                                                     ------------------         ------------------
                                                                            20,416,888                 20,458,832
     Less accumulated depreciation                                           6,146,248                  5,831,582
                                                                     ------------------         ------------------
          Property, net                                                     14,270,640                 14,627,250

Investments in real estate joint ventures                                      204,762                    449,640

Escrow deposits                                                                706,271                    570,297
Accounts receivable                                                             31,087                     31,085
Mortgage costs, net of accumulated amortization
     of $207,797 and $141,547                                                  500,590                    561,252
Other assets                                                                    27,299                     45,338
                                                                     ------------------         ------------------

            Total Assets                                                  $ 15,740,649               $ 16,284,862
                                                                     ==================         ==================


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Cash overdraft                                                          $ 169,950                  $ 229,302
     Mortgages payable                                                      11,350,099                 11,463,892
     Accounts payable and accrued expenses                                   1,066,012                    877,316
     Accounts payable - affiliates                                             141,268                     35,529
     Security deposits and prepaid rents                                       239,198                    238,118
                                                                     ------------------         ------------------
            Total Liabilities                                               12,966,527                 12,844,157
                                                                     ------------------         ------------------

Partners' (Deficit) Capital:
     General partners                                                         (318,554)                  (298,557)
     Limited partners                                                        3,092,676                  3,739,262
                                                                     ------------------         ------------------
           Total Partners' Capital                                           2,774,122                  3,440,705
                                                                     ------------------         ------------------

           Total Liabilities and Partners' Capital                        $ 15,740,649               $ 16,284,862
                                                                     ==================         ==================

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                    Three Months Ended June 30, 1998 and 1997
                    -----------------------------------------
                                   (Unaudited)

                                                                           Three Months                Three Months
                                                                              Ended                       Ended
                                                                             June 30,                    June 30,
                                                                               1998                        1997
                                                                               ----                        ----
Income:
     Rental                                                                    $ 977,890                  $ 900,870
     Interest and other income                                                    67,001                     87,928
                                                                          ---------------            ---------------
     Total income                                                              1,044,891                    988,798
                                                                          ---------------            ---------------

Expenses:
     Property operations                                                         719,827                    383,753
     Interest                                                                    279,952                    255,192
     Depreciation and amortization                                               189,955                    193,989
     Administrative:
          Paid to affiliates                                                      82,668                    102,159
          Other                                                                   91,605                     99,026
                                                                          ---------------            ---------------
     Total expenses                                                            1,364,007                  1,034,119
                                                                          ---------------            ---------------

Loss before allocated loss from joint ventures                                  (319,116)                   (45,321)

Allocated loss from joint ventures                                                 2,614                    (39,366)
                                                                          ---------------            ---------------

Net loss                                                                      $ (316,502)                 $ (84,687)
                                                                          ===============            ===============

Loss per limited partnership unit                                             $    (1.95)                 $   (0.52)
                                                                          ===============            ===============

Distributions per limited partnership unit                                    $        -                  $       -
                                                                          ===============            ===============

Weighted average number of
     limited partnership units
     outstanding                                                                 157,378                    157,378
                                                                          ===============            ===============

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                     Six Months Ended June 30, 1998 and 1997
                     ---------------------------------------
                                   (Unaudited)

                                                                        Six Months                 Six Months
                                                                           Ended                      Ended
                                                                         June 30,                   June 30,
                                                                           1998                       1997
                                                                           ----                       ----
Income:
     Rental                                                                $ 1,931,256               $ 1,785,758
     Interest and other income                                                 121,735                   176,964
                                                                     ------------------        ------------------
     Total income                                                            2,052,991                 1,962,722
                                                                     ------------------        ------------------

Expenses:
     Property operations                                                     1,423,949                   920,745
     Interest                                                                  519,279                   485,283
     Depreciation and amortization                                             399,732                   411,867
     Administrative:
          Paid to affiliates                                                   163,252                   195,509
          Other                                                                218,484                   249,361
                                                                     ------------------        ------------------
     Total expenses                                                          2,724,696                 2,262,765
                                                                     ------------------        ------------------

Loss before allocated loss from joint ventures                                (671,705)                 (300,043)

Allocated income (loss) from joint ventures                                      5,122                   (63,355)
                                                                     ------------------        ------------------

Net loss                                                                    $ (666,583)               $ (363,398)
                                                                     ==================        ==================

Loss per limited partnership unit                                           $    (4.11)               $    (2.24)
                                                                     ==================        ==================

Distributions per limited partnership unit                                  $        -                $        -
                                                                     ==================        ==================

Weighted average number of
     limited partnership units
     outstanding                                                               157,378                   157,378
                                                                     ==================        ==================

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                     Six Months Ended June 30, 1998 and 1997
                     ---------------------------------------
                                   (Unaudited)

                                                                        Six Months            Six Months
                                                                           Ended                 Ended
                                                                         June 30,              June 30,
                                                                           1998                  1997
                                                                           ----                  ----

Cash flow from operating activities:
     Net loss                                                            $ (666,583)           $ (363,398)

Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation and amortization                                          399,732               411,867
     Net (income) loss from joint ventures                                   (5,122)               63,355
Changes in operating assets and liabilities:
     Escrow deposits                                                       (135,974)           (1,023,096)
     Accounts receivable                                                         (2)                    -
     Other assets                                                              (777)              (12,461)
     Accounts payable and accrued expenses                                  188,696              (144,970)
     Security deposits and prepaid rent                                       1,080                31,281
                                                                    ----------------      ----------------
Net cash (used in) provided by operating activities                        (218,950)           (1,037,421)
                                                                    ----------------      ----------------

Cash flow from investing activities:
     Capital expenditures                                                    41,944               (31,758)
     Distributions from joint ventures                                      250,000                     -
                                                                    ----------------      ----------------
Net cash (used in) investing activities                                     291,944               (31,758)
                                                                    ----------------      ----------------

Cash flows from financing activities:
     Cash overdraft                                                         (59,352)              316,651
     Principal payments on mortgages                                       (113,793)              (42,897)
     Proceeds from mortgage refinancing, net                                      -             1,204,382
     Mortgage acquisition costs                                              (5,588)             (436,354)
     Accounts payable - affiliates                                          105,739                27,397
                                                                    ----------------      ----------------
Net cash provided by financing activities                                   (72,994)            1,069,179
                                                                    ----------------      ----------------

Increase (decrease) in cash                                                       -                     -

Cash - beginning of period                                                        -                     -
                                                                    ----------------      ----------------

Cash - end of period                                                      $       -             $       -
                                                                    ================      ================

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                               $ 425,062             $ 548,119
                                                                    ================      ================

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                    -----------------------------------------
                     Six Months Ended June 30, 1998 and 1997
                     ---------------------------------------
                                   (Unaudited)

                                                                General
                                                               Partners                       Limited Partners
                                                                Amount                   Units                   Amount
                                                                ------                   -----                   ------
Balance, January 1, 1997                                          $ (264,898)             157,377.9            $ 4,827,559

Net loss                                                             (10,902)                     -               (352,496)
                                                           ------------------       ---------------       -----------------

Balance, June 30, 1997                                            $ (275,800)             157,377.9            $ 4,475,063
                                                           ==================       ===============       =================




Balance, January 1, 1998                                          $ (298,557)             157,377.9            $ 3,739,262

Net loss                                                             (19,997)                     -               (646,586)
                                                           ------------------       ---------------       -----------------

Balance, June 30, 1998                                            $ (318,554)             157,377.9            $ 3,092,676
                                                           ==================       ===============       =================

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     Six Months Ended June 30, 1998 and 1997
                     ---------------------------------------
                                   (Unaudited)


1.   GENERAL PARTNERS' DISCLOSURE
     ----------------------------

     In the opinion of the General Partners of Realmark Property Investors Limited Partnership VI-A, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the six month periods ended June 30, 1998 and 1997, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


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

     ------------------------------------------------------

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

     Mortgage Costs
     --------------

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

     Rents Receivable
     ----------------

     Due to the nature of these accounts, residential rents receivable are fully reserved as of June 30, 1998 and 1997.

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

     ---------------------------------------------------------

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

5.   MORTGAGES AND NOTES PAYABLE
     ---------------------------

     In connection with the acquisition of rental property, the Partnership obtained mortgages as follows:

     Countrybrook Estates (formerly West Creeke)
     ------------------------------------------

     A mortgage with a balance of $3,415,000 at June 30, 1998 and 1997, providing for monthly interest payments of $40,501, bearing interest at 9.1875%. The note matures June 1999. The note is secured by the Countrybrook Estates complex.

     Inducon - Columbia
     ------------------

     A mortgage payable with a balance of $2,182,126 at June 30, 1998 with monthly payments of $16,787 including interest at 7.867%. The maturity date of the mortgage is October 2022. The mortgage is secured by the Inducon-Columbia Office/Warehouse buildings.

     ---------------------------------------

     On July 27, 1989 a construction loan was approved. Interest on the amount advanced is at the prime rate, as announced by Nations Bank, plus 1.25%. Interest is payable in monthly installments commencing the first month following the first advance, and continuing until July 10, 1994. On that date the Partnership had the option of purchasing two one-year extensions by paying, at the time of each extension, a fee equal to one-half of one percent of the then outstanding principal balance. The Partnership exercised both of its options, and has extended the due date to July 10, 1996 at which time another extension was granted to April 1997. On July 26, 1993 the construction loan was restructured to allow up to $500,000 to be advanced solely for tenant upfit expenses. All terms under the original agreement are still in effect. As of June 30, 1997 loan advances amounted to $1,750,000. This loan was refinanced into the mortgage described above during 1997. No significant gain or loss on the refinancing occurred.

     Stonegate
     ---------

     A mortgage with a balance of $2,632,634 and $2,645,000 at June 30, 1998 and 1997, providing for monthly principal and interest payments of $20,207, bearing interest at 8.43%. The note matures July 2027.

     The Commons on Lewis Avenue (formerly Williamsburg Commons)
     -----------------------------------------------------------

     A mortgage with a balance of $1,859,236 and $1,874,446 at June 30, 1998 and 1997, respectively, providing for monthly interest only payments ranging from 8% to 12% annually. Principal and interest payments began May 1996 with an effective interest rate of 10% per the loan agreement. The entire principal balance, plus accrued interest, is due and payable April 1, 2001.

     Beaver Creek
     ------------

     A mortgage with a balance of $1,342,223 and $1,039,000 at June 30, 1998 and 1997, respectively, providing for monthly principal and interest payments of $10,137 and $7,864, bearing interest at 8.23% and 8.33%, respectively. The note matures July 2027.

     The mortgages described above are secured by the individual properties to which they relate.

     ---------------------------------------

     The aggregate maturities of mortgages payable for each of the next five years and thereafter are as follows:

                  Year                   Amount
                  ----                   ------

                  1998               $    231,748
                  1999                  3,634,473
                  2000                    221,719
                  2001                  1,989,071
                  2002                    198,196
                  Thereafter            5,188,685
                                     ------------

                  TOTAL              $ 11,463,892
                                     ============


6.   FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

     Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair value of cash, accounts receivable, accounts payable, accrued expenses, accounts payable - affiliates and deposit liabilities approximate the carrying value due to the short-term nature of these instruments.

     Management has determined that the estimated fair values of the mortgages payable on Countrybrook Estates, Stonegate Townhouses, Inducon-Columbia and Beaver Creek, with carrying values of $3,415,000, $2,632,634, $2,182,126 and $1,342,223 at June 30, 1998, respectively, are believed to approximate their carrying value since new mortgages were obtained recently.

     Management has estimated the fair value of the mortgage payable on The Commons on Lewis Avenue, based on currently available rates, is approximately $2,018,000. The carrying value of the mortgage is $1,859,236.

7.   RELATED PARTY TRANSACTIONS
     --------------------------

     Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $102,885 and $102,885 for the six months ended June 30, 1998 and 1997, respectively.

     --------------------------------------

     According to the terms of the Partnership Agreement, the General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. There were no such fees paid or accrued for the six months ended June 30, 1998 or 1997.

     The general partners are also allowed to collect a property disposition fee upon the sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties, or 3% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their original capital contributions. No properties have been sold as of June 30, 1998 and accordingly, there have been no property disposition fees paid or earned by the general partner.

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

     Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $5,280 for both the six months ended June 30, 1998 and 1997.

     Accounts payable - affiliates amounted to $141,268 and $27,397 at June 30, 1998 and 1997, respectively. This balance is payable to the General Partners and/or its affiliates on demand.

8.   INCOME TAXES
     ------------

     No provision has been made for income taxes since the income or loss of the partnership is to be included in the tax returns of the Individual Partners.

     ------------------------

     The tax returns of the Partnership are subject to examination by the Federal and state taxing authorities. Under federal and state income tax laws, regulations and rulings, certain types of transactions may be accorded varying interpretations and, accordingly, reported partnership amounts could be changed as a result of any such examination.

     The reconciliation of net loss for the six months ended June 30, 1998 and 1997 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:


                                                   June 30,           June 30,
                                                     1998               1997
                                                     ----               ----

     Net loss - statement of operations          $  (666,583)      $   (363,397)

     Add to (deduct from):
          Difference in depreciation                 (17,640)            54,728
          Tax basis adjustments -
          Joint Ventures                              40,678             78,068
          Allowance for doubtful accounts             75,978             60,202
                                               -------------       ------------

     Net (loss) - tax return purposes            $  (567,567)      $   (170,399)
                                               =============       ============

     -----------------------

     The reconciliation of Partners' Capital as of June 30, 1998 and December 31, 1997 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                  June 30,         December  31,
                                                    1998               1997
                                                    ----               ----

     Partners' Capital - balance sheet          $  2,774,122       $  3,440,705

     Add to (deduct from):
          Accumulated difference in
          depreciation                               202,643            220,283
          Tax basis adjustment -
          Joint Ventures                             992,567            951,889
          Syndication fees                         2,312,863          2,312,863
          Other non-deductible expenses              619,140            543,162
                                               -------------     --------------

     Partners' Capital - tax return purposes    $  6,901,335       $  7,468,902
                                               =============     ==============

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

     A summary of the assets, liabilities and partners' capital (deficiency) of the joint venture as of June 30, 1998 and December 31, 1997 and the results of its operations for the six months ended June 30, 1998 and 1997 is as follows:

                    CARRIAGE HOUSE OF ENGLEWOOD JOINT VENTURE
                    -----------------------------------------
                                 BALANCE SHEETS
                                 --------------
                       June 30, 1998 and December 31, 1997
                       -----------------------------------

                                                                             June 30,                   December 31,
                                                                               1998                         1997
                                                                               ----                         ----
ASSETS
------

Property, at cost:
     Land and land improvements                                                $ 367,500                    $ 367,500
     Building                                                                  2,475,133                    2,475,133
     Building equipment                                                          164,142                      164,141
                                                                          ---------------              ---------------
                                                                               3,006,775                    3,006,774
     Less accumulated depreciation                                             1,753,995                    1,753,995
                                                                          ---------------              ---------------
          Property, net                                                        1,252,780                    1,252,779

Cash                                                                              23,866                            -
Escrow deposits                                                                   75,583                      155,194
Other assets                                                                     180,622                      213,679
                                                                          ---------------              ---------------

                 Total Assets                                                $ 1,532,851                  $ 1,621,652
                                                                          ===============              ===============


LIABILITIES AND PARTNERS' (DEFICIT)
----------------------------------

Liabilities:
     Cash overdraft                                                          $         -                    $ 286,850
     Mortgages payable                                                         2,900,984                    2,914,486
     Accounts payable and accrued expenses                                       294,363                      223,856
     Accounts payable - affiliates                                               367,605                            -
     Accrued interest                                                             22,046                       65,539
     Security deposits and prepaid rent                                           53,485                       42,969
                                                                          ---------------              ---------------
                 Total Liabilities                                             3,638,483                    3,533,700
                                                                          ---------------              ---------------


Partners' Capital (Deficit):
     The Partnership                                                              95,164                      172,598
     RPILP                                                                    (2,200,796)                  (2,084,646)
                                                                          ---------------              ---------------
                Total Partners' (Deficit)                                     (2,105,632)                  (1,912,048)
                                                                          ---------------              ---------------

                Total Liabilities and Partners' (Deficit)                    $ 1,532,851                  $ 1,621,652
                                                                          ===============              ===============

                    CARRIAGE HOUSE OF ENGLEWOOD JOINT VENTURE
                    -----------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                     Six Months Ended June 30, 1998 and 1997
                     ---------------------------------------

                                                                            Six Months                   Six Months
                                                                              Ended                        Ended
                                                                             June 30,                     June 30,
                                                                               1998                         1997
                                                                               ----                         ----
Income:
     Rental                                                                    $ 314,974                    $ 309,453
     Interest and other income                                                    13,906                       15,608
                                                                          ---------------              ---------------
     Total income                                                                328,880                      325,061
                                                                          ---------------              ---------------

Expenses:
     Property operations                                                         328,569                      195,799
     Interest                                                                    131,026                      144,809
     Depreciation and amortization                                                 2,871                       63,210
     Administrative                                                               59,998                       70,786
                                                                          ---------------              ---------------
     Total expenses                                                              522,464                      474,604
                                                                          ---------------              ---------------

Net loss                                                                      $ (193,584)                  $ (149,543)
                                                                          ===============              ===============



Allocation of net loss:
     The Partnership                                                           $ (77,434)                   $ (59,817)
     RPILP                                                                      (116,150)                     (89,726)
                                                                          ---------------              ---------------

                                                                              $ (193,584)                  $ (149,543)
                                                                          ===============              ===============

                                      -20-

     ----------------------------------------

     A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                   1998                1997
                                                   ----                ----

     Investment in joint venture, January 1      $  256,052        $  274,180
     Allocation of net loss                         (77,434)          (59,817)
                                                 ----------       -----------

     Investment in joint venture, June 30        $  178,618        $  214,363
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

     A summary of the assets, liabilities and equity of the joint venture as of June 30, 1998 and December 31, 1997 and the results of its operations for the six months ended June 30, 1998 and 1997 is as follows:

                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                ------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                       June 30, 1998 and December 31, 1997
                       -----------------------------------

                                                                             June 30,                   December 31,
                                                                               1998                         1997
                                                                               ----                         ----
ASSETS
------

Cash and cash equivalents                                                      $ 101,782                    $ 745,127
Property, net of accumulated depreciation                                      1,738,044                    1,601,125
Other assets                                                                   1,031,439                      317,914
                                                                          ---------------              ---------------

                 Total Assets                                                $ 2,871,265                  $ 2,664,166
                                                                          ===============              ===============



LIABILITIES AND PARTNERS' (DEFICIT)
-----------------------------------

Liabilities:
     Notes payable                                                           $ 5,534,953                  $ 4,996,884
     Accounts payable and accrued expenses                                       128,305                       96,440
     Accounts payable - affiliates                                                 9,460                       37,406
                                                                          ---------------              ---------------
                 Total Liabilities                                             5,672,718                    5,130,730
                                                                          ---------------              ---------------

Partners' (Deficit):
     General partners                                                         (1,500,142)                  (1,332,697)
     Other investors                                                          (1,301,312)                  (1,133,867)
                                                                          ---------------              ---------------
                Total Partners' (Deficit)                                     (2,801,454)                  (2,466,564)
                                                                          ---------------              ---------------

                Total Liabilities and Partners' (Deficit)                    $ 2,871,265                  $ 2,664,166
                                                                          ===============              ===============

                                      -22-

                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                ------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                     Six Months Ended June 30, 1998 and 1997
                     ---------------------------------------

                                                                            Six Months                   Six Months
                                                                              Ended                        Ended
                                                                             June 30,                     June 30,
                                                                               1998                         1997
                                                                               ----                         ----
Income:
     Rental                                                                    $ 542,902                    $ 499,029
     Interest and other income                                                       407                        2,562
                                                                          ---------------              ---------------
     Total income                                                                543,309                      501,591
                                                                          ---------------              ---------------

Expenses:
     Property operations                                                          22,222                       30,299
     Interest                                                                    229,470                      214,654
     Depreciation and amortization                                                75,763                      227,735
     Administrative                                                               50,743                       35,978
                                                                          ---------------              ---------------
     Total expenses                                                              378,198                      508,666
                                                                          ---------------              ---------------

Net income (loss)                                                              $ 165,111                     $ (7,075)
                                                                          ===============              ===============


Allocation of net income (loss):
     The Partnership                                                            $ 82,556                     $ (3,538)
     RPILP II                                                                     82,555                       (3,537)
                                                                          ---------------              ---------------

                                                                               $ 165,111                     $ (7,075)
                                                                          ===============              ===============

                                      -23-

     ---------------------------------------

     A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                        1998              1997
                                                        ----              ----

     Investment in joint venture, January 1            $  193,588     $   6,155
     Distribution                                        (250,000)            -
     Allocation of net income (loss)                       82,556        (3,538)
                                                       ----------     ---------

     Investment in joint venture, June 30              $   26,144     $   2,617
                                                       ==========     =========

PART II    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS.
           ---------------------

Liquidity and Capital Resources:
-------------------------------

The Partnership continued to struggle this quarter with continued low occupancies at The Commons on Lewis Avenue, Countrybrook Estates and Carriage House of Englewood (formerly Gold Key Apartments). The other properties in the Partnership continued to enjoy stable, and in many cases, high occupancies. Although operating revenue increased from the same six month period in the previous year, total expenses also increased, thus resulting in the Partnership's net loss to increase by a notable amount. Management is optimistic that the income will begin to rise during the remainder of 1998 as significant physical improvements are being made at the properties. Management must now concentrate fully on decreasing expenses in order to turn the financial position of the Partnership around.

The Partnership successfully refinanced several mortgages during the second quarter of 1997. The refinancings resulted in decreased interest rates and should therefore lead to increased cash flow. The refinancings also resulted in the setting up of repair and replacement escrow accounts which have helped the Partnership complete necessary improvements to the properties, such as roofing and wood replacement at several complexes.

There were no distributions for the six month periods ended June 30,1998 and 1997. The Partnership has been utilizing its cash to fund capital improvements; management expects to continue making improvements (e.g. painting, carpet and appliance replacements, etc.) to the properties in an effort to increase occupancies, so it is unlikely that any distributions will be made during 1998.

The General Partners and their affiliates have loans outstanding to the Partnership of $141,268 as of June 30, 1998. Such loans were made to either cover cash flow shortages or in the form of expenses paid by the corporate General Partner on behalf of the Partnership. The outstanding advances to the Partnership are payable on demand, and there is no assurance that such advances/loans will continue since the General Partners are under no obligation to fund shortfalls.

The General Partners continue to look for potential buyers for the properties in the Partnership as the sales of the properties is deemed to be in the best interest of the Limited Partners.

Results of Operations:
---------------------

For the quarter ended June 30, 1998, the Partnership's net loss was $316,502 or $1.95 per limited partnership unit. Net loss for the quarter ended June 30, 1997 amounted to $84,687 or $0.52 per unit. For the six month period ended June 30, 1998, the net loss was $666,583 or $4.11 per limited partnership unit as compared to $363,398 or $2.24 per limited partnership unit for the six month period ended June 30, 1997.

Partnership revenue for the quarter ended June 30, 1998 totaled $1,044,891, an increase of approximately $56,000 from the 1997 amount of $988,798. Total rental revenue increased just over $77,000, while interest and other income decreased by almost $21,000. For the six month period ended June 30, 1998, there was a significant increase in rental revenue when compared to the same period in the previous year; for the six month period ended June 30, 1998 rental revenue totaled $1,931,256, while for the six months ended June 30, 1997, rental revenue totaled $1,785,758. Such increase can be attributed to continued high occupancy levels at Inducon-Columbia, Beaver Creek and Stonegate Townhouses. Management continues to offer rental concessions and other promotions in an attempt to increase the occupancies at the other complexes in the Partnership.

For the quarter ended June 30, 1998, Partnership expenses amounted to $1,364,007, increasing by almost $330,000 from the same 1997 quarter amount. For the six month period ended June 30, 1998, Partnership expenses increased by approximately $462,000 from the same period in 1997 from $2,262,765 in 1997 to $2,724,696 in 1998. A large increase in property operations expenditures was responsible for essentially all of the increase in expenses. Payroll and related costs and repairs and maintenance expenses increased due to the amount of physical improvement work being done at the properties. Such work includes painting, both interior and exterior, carpet and appliance replacement and other improvements to the outside of all of the residential complexes in order to attract new tenants. There was a decrease in administrative expenses between the two six month periods totaling just over $63,000. This decrease is primarily due to less management fees paid to an affiliate of the General Partners due to lower occupancies and higher delinquencies at several complexes. Legal fees associated with collections continue to remain high, but management feels this will be controlled by the end of the year.

For the six month period ended June 30, 1998, the Carriage House of Englewood Joint Venture generated a net loss of $193,584, an increase from the net loss of $149,543 for the six month period ended June 30, 1997. Pursuant to the terms of the joint venture agreement, the Partnership was allocated $77,434 of the loss in 1998 and $59,817 of the loss in 1997.

----------------------------------

The Research Triangle Industrial Park Joint Venture had net income of $165,111 for the six month period ended June 30, 1998 with $82,556 of the loss allocated to the Partnership. For the six month period ended June 30, 1997, the Joint Venture had a net loss of $7,075 with one-half or $3,538 of the loss allocated to the Partnership. The Research Triangle Office Complex continues to enjoy high occupancy and positive cash flow.

On a tax basis, the partnership had a net loss of $567,567 or $3.50 per limited partner unit for the six month period ended June 30, 1998 versus a tax loss of $170,399 or $1.05 per unit for the six month period ended June 30, 1997.

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



By:      /s/ Joseph M. Jayson                              8/14/98
         ------------------------------              ------------------------
         Joseph M. Jayson,                                    Date
         Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                              8/14/98
         ------------------------------              ------------------------
         Joseph M. Jayson,                                    Date
         President and Director



         /s/  Michael J. Colmerauer                        8/14/98
         ------------------------------              ------------------------
         Michael J. Colmerauer                                Date
         Secretary