Form 10-Q
period 1998-09-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 1998-11-16
CIK 822783

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                Commission File Number
September 30, 1998                                           0-17466

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
             (Exact Name of Registrant as specified in its charter)


        Delaware                                         16-1309987
(State of Formation)                      (IRS Employer Identification Number)



2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____
                                             ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of September 30, 1998 the registrant had 157,377.9 units of limited partnership interest outstanding.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------

                                      INDEX
                                      -----



                                                                            PAGE NO.
                                                                            --------
PART I:  FINANCIAL INFORMATION
------   ---------------------
         Balance Sheets -
                  September 30, 1998 and December 31, 1997                     3

         Statements of Operations -
                  Three Months Ended September 30, 1998 and 1997               4

         Statements of Operations -
                  Nine Months Ended September 30, 1998 and 1997                5

         Statements of Cash Flows -
                  Nine Months Ended September 30, 1998 and 1997                6

         Statements of Partners' (Deficit) Capital -
                  Nine Months Ended September 30, 1998 and 1997                7

         Notes to Financial Statements                                        8 - 24


PART II: MANAGEMENT'S DISCUSSION & ANALYSIS OF
-------  FINANCIAL CONDITION & RESULTS OF OPERATIONS                         25 - 27
         -------------------------------------------


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                    September 30, 1998 and December 31, 1997
                    ----------------------------------------
                                   (Unaudited)

                                                                       September 30,              December 31,
                                                                           1998                       1997
                                                                           ----                       ----
ASSETS
------

Property, at cost:
     Land and land improvements                                            $ 2,159,398                $ 2,159,398
     Buildings                                                              17,155,990                 17,197,934
     Furniture and fixtures                                                  1,101,500                  1,101,500
                                                                     ------------------         ------------------
                                                                            20,416,888                 20,458,832
     Less accumulated depreciation                                           6,303,581                  5,831,582
                                                                     ------------------         ------------------
          Property, net                                                     14,113,307                 14,627,250

Investments in real estate joint ventures                                      125,305                    449,640

Escrow deposits                                                                826,081                    570,297
Accounts receivable                                                             29,716                     31,085
Mortgage costs, net of accumulated amortization
     of $240,922 and $141,547                                                  478,167                    561,252
Other assets                                                                     6,545                     45,338
                                                                     ------------------         ------------------

            Total Assets                                                  $ 15,579,121               $ 16,284,862
                                                                     ==================         ==================


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Cash overdraft                                                          $ 201,940                  $ 229,302
     Mortgages payable                                                      11,365,114                 11,463,892
     Accounts payable and accrued expenses                                   1,076,897                    877,316
     Accounts payable - affiliates                                             244,456                     35,529
     Security deposits and prepaid rents                                       247,091                    238,118
                                                                     ------------------         ------------------
            Total Liabilities                                               13,135,498                 12,844,157
                                                                     ------------------         ------------------

Partners' (Deficit) Capital:
     General partners                                                         (328,469)                  (298,557)
     Limited partners                                                        2,772,093                  3,739,262
                                                                     ------------------         ------------------
           Total Partners' Capital                                           2,443,623                  3,440,705
                                                                     ------------------         ------------------

           Total Liabilities and Partners' Capital                        $ 15,579,121               $ 16,284,862
                                                                     ==================         ==================


                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                 Three Months Ended September 30, 1998 and 1997
                 ----------------------------------------------
                                   (Unaudited)

                                                                           Three Months                 Three Months
                                                                              Ended                        Ended
                                                                          September 30,                September 30,
                                                                               1998                         1997
                                                                               ----                         ----
Income:
     Rental                                                                  $ 1,016,002                    $ 963,139
     Interest and other income                                                    66,180                       15,227
                                                                          ---------------              ---------------
     Total income                                                              1,082,182                      978,366
                                                                          ---------------              ---------------

Expenses:
     Property operations                                                         715,800                      624,771
     Interest                                                                    250,325                      267,574
     Depreciation and amortization                                               199,866                      247,267
     Administrative:
          Paid to affiliates                                                      83,266                       85,099
          Other                                                                   83,967                      110,131
                                                                          ---------------              ---------------
     Total expenses                                                            1,333,224                    1,334,842
                                                                          ---------------              ---------------

Loss before allocated loss from joint ventures                                  (251,042)                    (356,476)

Allocated loss from joint ventures                                               (79,457)                     (56,013)
                                                                          ---------------              ---------------

Net loss                                                                      $ (330,499)                  $ (412,489)
                                                                          ===============              ===============

Loss per limited partnership unit                                             $    (2.04)                  $    (2.54)
                                                                          ===============              ===============

Distributions per limited partnership unit                                    $        -                   $        -
                                                                          ===============              ===============

Weighted average number of
     limited partnership units
     outstanding                                                                 157,378                      157,378
                                                                          ===============              ===============

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                  Nine Months Ended September 30, 1998 and 1997
                  ---------------------------------------------
                                   (Unaudited)


                                                                        Nine Months                Nine Months
                                                                           Ended                      Ended
                                                                       September 30,              September 30,
                                                                           1998                       1997
                                                                           ----                       ----
Income:
     Rental                                                                $ 2,947,258                $ 2,748,897
     Interest and other income                                                 187,915                    192,191
                                                                     ------------------         ------------------
     Total income                                                            3,135,173                  2,941,088
                                                                     ------------------         ------------------

Expenses:
     Property operations                                                     2,139,749                  1,545,516
     Interest                                                                  769,604                    752,857
     Depreciation and amortization                                             599,598                    659,134
     Administrative:
          Paid to affiliates                                                   246,518                    280,608
          Other                                                                302,451                    359,492
                                                                     ------------------         ------------------
     Total expenses                                                          4,057,920                  3,597,607
                                                                     ------------------         ------------------

Loss before allocated loss from joint ventures                                (922,747)                  (656,519)

Allocated income (loss) from joint ventures                                    (74,335)                  (119,368)
                                                                     ------------------         ------------------

Net loss                                                                    $ (997,082)                $ (775,887)
                                                                     ==================         ==================

Loss per limited partnership unit                                           $    (6.15)                $    (4.78)
                                                                     ==================         ==================

Distributions per limited partnership unit                                  $        -                 $        -
                                                                     ==================         ==================

Weighted average number of
     limited partnership units
     outstanding                                                               157,378                    157,378
                                                                     ==================         ==================

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                  Nine Months Ended September 30, 1998 and 1997
                  ---------------------------------------------
                                   (Unaudited)

                                                                        Nine Months                Nine Months
                                                                           Ended                      Ended
                                                                       September 30,              September 30,
                                                                           1998                       1997
                                                                           ----                       ----
Cash flow from operating activities:
     Net loss                                                               $ (997,082)                $ (775,887)

Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation and amortization                                             599,598                    659,134
     Net (income) loss from joint ventures                                      74,335                    119,368
Changes in operating assets and liabilities:
     Escrow deposits                                                          (255,784)                (1,010,920)
     Accounts receivable                                                         1,369                     (5,165)
     Other assets                                                               10,569                     16,763
     Accounts payable and accrued expenses                                     199,581                     33,338
     Security deposits and prepaid rent                                          8,973                     31,281
                                                                     ------------------         ------------------
Net cash (used in) provided by operating activities                           (358,441)                  (932,088)
                                                                     ------------------         ------------------

Cash flow from investing activities:
     Capital expenditures                                                       41,944                   (233,477)
     Distributions from joint ventures                                         250,000                          -
                                                                     ------------------         ------------------
Net cash (used in) investing activities                                        291,944                   (233,477)
                                                                     ------------------         ------------------

Cash flows from financing activities:
     Cash overdraft                                                            (27,362)                   186,415
     Principal payments on mortgages                                           (98,778)                   (60,919)
     Proceeds from mortgage refinancing, net                                         -                  1,654,382
     Mortgage acquisition costs                                                (16,290)                  (653,747)
     Accounts payable - affiliates                                             208,927                     39,434
                                                                     ------------------         ------------------
Net cash provided by financing activities                                       66,497                  1,165,565
                                                                     ------------------         ------------------

Increase (decrease) in cash                                                          -                          -

Cash - beginning of period                                                           -                          -
                                                                     ------------------         ------------------

Cash - end of period                                                         $       -                  $       -
                                                                     ==================         ==================

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                                  $ 684,982                  $ 691,893
                                                                     ==================         ==================

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                    -----------------------------------------
                  Nine Months Ended September 30, 1998 and 1997
                  ---------------------------------------------
                                   (Unaudited)



                                                                General                       Limited Partners
                                                               Partners
                                                                Amount                 Units                   Amount
                                                                ------                 -----                   ------

Balance, January 1, 1997                                          $ (264,898)             157,377.9            $ 4,827,559

Net loss                                                             (23,277)                     -               (752,610)
                                                           ------------------      ----------------       -----------------

Balance, September 30, 1997                                       $ (288,175)             157,377.9            $ 4,074,949
                                                           ==================      ================       =================




Balance, January 1, 1998                                          $ (298,557)             157,377.9            $ 3,739,262

Net loss                                                             (29,912)                     -               (967,169)
                                                           ------------------      ----------------       -----------------

Balance, September 30, 1998                                       $ (328,469)             157,377.9            $ 2,772,093
                                                           ==================      ================       =================

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                  Nine Months Ended September 30, 1998 and 1997
                  ---------------------------------------------
                                   (Unaudited)


1.   GENERAL PARTNERS' DISCLOSURE
     ----------------------------

     In the opinion of the General Partners of Realmark Property Investors Limited Partnership VI-A, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the nine month periods ended September 30, 1998 and 1997, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


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

     -----------------------------------------------------

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

     Rents Receivable
     ----------------

     Due to the nature of these accounts, residential rents receivable are fully reserved as of September 30, 1998 and 1997.

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


5.   MORTGAGES AND NOTES PAYABLE
     ---------------------------

     In connection with the acquisition of rental property, the Partnership obtained mortgages as follows:

     Countrybrook Estates (formerly West Creeke)
     ------------------------------------------

     A mortgage with a balance of $3,415,000 at September 30, 1998 and 1997, providing for monthly interest payments of $40,501, bearing interest at 9.1875%. The note matures June 1999. The note is secured by the Countrybrook Estates complex.

     Inducon - Columbia
     ------------------

     A mortgage payable with a balance of $2,128,245 at September 30, 1998 with monthly payments of $16,787 including interest at 7.867%. The maturity date of the mortgage is October 2022. The mortgage is secured by the Inducon-Columbia Office/Warehouse buildings.

     --------------------------------------

     On July 27, 1989 a construction loan was approved. Interest on the amount advanced is at the prime rate, as announced by Nations Bank, plus 1.25%. Interest is payable in monthly installments commencing the first month following the first advance, and continuing until July 10, 1994. On that date the Partnership had the option of purchasing two one-year extensions by paying, at the time of each extension, a fee equal to one-half of one percent of the then outstanding principal balance. The Partnership exercised both of its options, and has extended the due date to July 10, 1996 at which time another extension was granted to April 1997. On July 26, 1993 the construction loan was restructured to allow up to $500,000 to be advanced solely for tenant upfit expenses. All terms under the original agreement are still in effect. As of September 30, 1997 loan advances amounted to $2,200,000. This loan was refinanced into the mortgage described above during 1997. No significant gain or loss on the refinancing occurred.

     Stonegate
     ---------

     A mortgage with a balance of $2,628,633 and $2,642,980 at September 30, 1998 and 1997, providing for monthly principal and interest payments of $20,207, bearing interest at 8.43%. The note matures July 2027.

     The Commons on Lewis Avenue (formerly Williamsburg Commons)
     ----------------------------------------------------------

     A mortgage with a balance of $1,853,788 and $1,870,469 at September 30, 1998 and 1997, respectively, providing for monthly interest only payments ranging from 8% to 12% annually. Principal and interest payments began May 1996 with an effective interest rate of 10% per the loan agreement. The entire principal balance, plus accrued interest, is due and payable April 1, 2001.

     Beaver Creek
     ------------

     A mortgage with a balance of $1,340,033 and $1,039,000 at September 30, 1998 and 1997, respectively, providing for monthly principal and interest payments of $10,137 and $7,864, bearing interest at 8.23% and 8.33%, respectively. The note was re-sized with additional proceeds being taken out; the note matures July 2027.

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

     Management has determined that the estimated fair values of the mortgages payable on Countrybrook Estates, Stonegate Townhouses, Inducon-Columbia and Beaver Creek, with carrying values of $3,415,000, $2,628,633, $2,128,245 and $1,340,033 at September 30, 1998, respectively, are believed to approximate their carrying value since new mortgages were obtained recently.

     Management has estimated the fair value of the mortgage payable on The Commons on Lewis Avenue, based on currently available rates, is approximately $2,018,000. The carrying value of the mortgage is $1,853,788.


7.   RELATED PARTY TRANSACTIONS
     --------------------------

     Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $128,225 and $148,989 for the nine months ended September 30, 1998 and 1997, respectively.

     -------------------------------------

     According to the terms of the Partnership Agreement, the General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. There were no such fees paid or accrued for the nine months ended September 30, 1998 or 1997.

     The general partners are also allowed to collect a property disposition fee upon the sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties, or 3% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their original capital contributions. No properties have been sold as of September 30, 1998 and accordingly, there have been no property disposition fees paid or earned by the general partner.

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

     Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $7,920 for both the nine months ended September 30, 1998 and 1997.

     Accounts payable - affiliates amounted to $244,456 and $39,434 at September 30, 1998 and 1997, respectively. This balance is payable to the General Partners and/or its affiliates on demand.

8.   INCOME TAXES
     ------------

     No provision has been made for income taxes since the income or loss of the partnership is to be included in the tax returns of the Individual Partners.

     -----------------------

     The tax returns of the Partnership are subject to examination by the Federal and state taxing authorities. Under federal and state income tax laws, regulations and rulings, certain types of transactions may be accorded varying interpretations and, accordingly, reported partnership amounts could be changed as a result of any such examination.

     The reconciliation of net loss for the nine months ended September 30, 1998 and 1997 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:


                                                         September 30,               September 30,
                                                              1998                        1997
                                                              ----                        ----
     Net loss - statement of operations                   $    (997,082)               $   (775,887)

     Add to (deduct from):
          Difference in depreciation                            (26,460)                     82,000
          Tax basis adjustments -
          Joint Ventures                                         61,000                     117,000
          Allowance for doubtful accounts                       114,000                      90,000
                                                          -------------              --------------

     Net (loss) - tax return purposes                     $    (848,542)               $   (486,887)
                                                          =============              ==============



     -----------------------

     The reconciliation of Partners' Capital as of September 30, 1998 and December 31, 1997 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                          September 30,              December  31,
                                                              1998                        1997
                                                              ----                        ----
     Partners' Capital - balance sheet                    $  2,443,623               $  3,440,705

     Add to (deduct from):
          Accumulated difference in
          depreciation                                         193,823                    220,283
          Tax basis adjustment -
          Joint Ventures                                     1,012,889                    951,889
          Syndication fees                                   2,312,863                  2,312,863
          Other non-deductible expenses                        657,162                    543,162
                                                        --------------             --------------

     Partners' Capital - tax return purposes              $  6,620,360               $  7,468,902
                                                        ==============             ==============

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

     A summary of the assets, liabilities and partners' capital (deficiency) of the joint venture as of September 30, 1998 and December 31, 1997 and the results of its operations for the nine months ended September 30, 1998 and 1997 is as follows:

                    CARRIAGE HOUSE OF ENGLEWOOD JOINT VENTURE
                    -----------------------------------------
                                 BALANCE SHEETS
                                 --------------
                    September 30, 1998 and December 31, 1997
                    ----------------------------------------

                                                                          September 30,                 December 31,
                                                                               1998                         1997
                                                                               ----                         ----
ASSETS
------

Property, at cost:
     Land and land improvements                                                $ 367,500                    $ 367,500
     Building                                                                  2,475,133                    2,475,133
     Building equipment                                                          164,142                      164,141
                                                                          ---------------              ---------------
                                                                               3,006,775                    3,006,774
     Less accumulated depreciation                                             1,819,658                    1,753,995
                                                                          ---------------              ---------------
          Property, net                                                        1,187,117                    1,252,779

Cash                                                                              17,062                            -
Escrow deposits                                                                   99,988                      155,194
Other assets                                                                     159,341                      213,679
                                                                          ---------------              ---------------

                 Total Assets                                                $ 1,463,508                  $ 1,621,652
                                                                          ===============              ===============

LIABILITIES AND PARTNERS' (DEFICIT)
----------------------------------

Liabilities:
     Cash overdraft                                                          $         -                  $   286,850
     Mortgages payable                                                         2,895,748                    2,914,486
     Accounts payable and accrued expenses                                       362,925                      223,856
     Accounts payable - affiliates                                               399,201                            -
     Accrued interest                                                             22,029                       65,539
     Security deposits and prepaid rent                                           53,944                       42,969
                                                                          ---------------              ---------------
                 Total Liabilities                                             3,733,847                    3,533,700
                                                                          ---------------              ---------------


Partners' Capital (Deficit):
     The Partnership                                                              29,282                      172,598
     RPILP                                                                    (2,299,621)                  (2,084,646)
                                                                          ---------------              ---------------
                Total Partners' (Deficit)                                     (2,270,339)                  (1,912,048)
                                                                          ---------------              ---------------

                Total Liabilities and Partners' (Deficit)                    $ 1,463,508                  $ 1,621,652
                                                                          ===============              ===============

                    CARRIAGE HOUSE OF ENGLEWOOD JOINT VENTURE
                    -----------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                  Nine Months Ended September 30, 1998 and 1997
                  ---------------------------------------------

                                                                           Nine Months                  Nine Months
                                                                              Ended                        Ended
                                                                          September 30,                September 30,
                                                                               1998                         1997
                                                                               ----                         ----
Income:
     Rental                                                                    $ 450,877                    $ 461,763
     Interest and other income                                                    17,403                       16,618
                                                                          ---------------              ---------------
     Total income                                                                468,280                      478,381
                                                                          ---------------              ---------------

Expenses:
     Property operations                                                         452,825                      351,383
     Interest                                                                    196,281                      234,788
     Depreciation and amortization                                                69,970                       94,815
     Administrative                                                              107,495                       91,203
                                                                          ---------------              ---------------
     Total expenses                                                              826,571                      772,189
                                                                          ---------------              ---------------

Net loss                                                                      $ (358,291)                  $ (293,808)
                                                                          ===============              ===============



Allocation of net loss:
     The Partnership                                                          $ (143,316)                  $ (117,523)
     RPILP                                                                      (214,975)                    (176,285)
                                                                          ---------------              ---------------

                                                                              $ (358,291)                  $ (293,808)
                                                                          ===============              ===============


     ----------------------------------------

     A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                          1998                       1997
                                                          ----                       ----
     Investment in joint venture, January 1            $   256,052                 $  274,180
     Allocation of net loss                               (143,316)                  (117,523)
                                                       ------------                -----------

     Investment in joint venture, September 30         $   112,736                 $  156,657
                                                       ============                ===========

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

     A summary of the assets, liabilities and equity of the joint venture as of September 30, 1998 and December 31, 1997 and the results of its operations for the nine months ended September 30, 1998 and 1997 is as follows:

                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                ------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                    September 30, 1998 and December 31, 1997
                    ----------------------------------------

                                                                          September 30,                 December 31,
                                                                               1998                         1997
                                                                               ----                         ----
ASSETS
------

Cash and cash equivalents                                                      $ 249,115                  $ 1,127,231
Property, net of accumulated depreciation                                      1,707,705                    1,798,721
Other assets                                                                   1,357,721                      649,541
                                                                          ---------------              ---------------

                 Total Assets                                                $ 3,314,541                  $ 3,575,493
                                                                          ===============              ===============


LIABILITIES AND PARTNERS' (DEFICIT)
----------------------------------

Liabilities:
     Notes payable                                                           $ 5,518,887                  $ 5,558,723
     Accounts payable - affiliates                                                 5,341                            -
     Accounts payable and accrued expenses                                       225,649                       90,069
                                                                          ---------------              ---------------
                 Total Liabilities                                             5,749,877                    5,648,792
                                                                          ---------------              ---------------

Partners' (Deficit):
     General partners                                                         (1,386,065)                  (1,136,064)
     Other investors                                                                   -                     (937,235)
                                                                          ---------------              ---------------
                Total Partners' (Deficit)                                     (1,386,065)                  (2,073,299)
                                                                          ---------------              ---------------

                Total Liabilities and Partners' (Deficit)                    $ 4,363,812                  $ 3,575,493
                                                                          ===============              ===============


                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                ------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                  Nine Months Ended September 30, 1998 and 1997
                  ---------------------------------------------

                                                                           Nine Months                  Nine Months
                                                                              Ended                        Ended
                                                                          September 30,                September 30,
                                                                               1998                         1997
                                                                               ----                         ----
Income:
     Rental                                                                    $ 796,401                    $ 915,475
     Interest and other income                                                       590                       34,551
                                                                          ---------------              ---------------
     Total income                                                                796,991                      950,026
                                                                          ---------------              ---------------

Expenses:
     Property operations                                                         132,846                       46,554
     Interest                                                                    344,346                      311,807
     Depreciation and amortization                                               113,643                      341,602
     Administrative                                                               68,193                       62,161
                                                                          ---------------              ---------------
     Total expenses                                                              659,028                      762,124
                                                                          ---------------              ---------------

Net income                                                                     $ 137,963                    $ 187,902
                                                                          ===============              ===============


Allocation of net income (loss):
     The Partnership                                                            $ 68,982                     $ 93,951
     RPILP II                                                                     68,981                       93,951
                                                                          ---------------              ---------------

                                                                               $ 137,963                    $ 187,902
                                                                          ===============              ===============

                                      -23-

     ---------------------------------------

     A reconciliation of the Partnership's investment in the joint venture is as follows:


                                                          1998                       1997
                                                          ----                       ----
     Investment in joint venture, January 1              $   193,588               $   6,155
     Distribution                                           (250,000)                      -
     Allocation of net income                                 68,982                  93,951
                                                         ------------              ----------

     Investment in joint venture, September 30           $    12,570               $ 100,106
                                                         ============              ==========

PART II  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ---------------------

Liquidity and Capital Resources:
-------------------------------

The Partnership continued to struggle this quarter with continued low occupancies at The Commons on Lewis Avenue, Countrybrook Estates and Carriage House of Englewood. The other properties in the Partnership continued to enjoy stable, and in many cases, high occupancies. As noted in the previous quarter, operating revenue increased from the same period in the previous year, however, total expenses also increased, thus resulting in the Partnership's net loss increasing by a notable amount. Management is optimistic that the income will continue to rise during the remainder of 1998 as significant physical improvements are being made at the properties. Management must now concentrate fully on decreasing expenses in order to turn the financial position of the Partnership around.

The Partnership successfully refinanced several mortgages during the second quarter of 1997. The refinancings resulted in decreased interest rates and will hopefully lead to improved cash flow. The refinancings also resulted in the setting up of construction and repair and replacement escrow accounts which have helped the Partnership complete necessary improvements to the properties, such as roofing, wood replacement and painting at several complexes.

There were no distributions for the nine month periods ended September 30,1998 and 1997. The Partnership continues to utilize its cash to fund capital improvements; management expects to continue making improvements (e.g. painting, carpet and appliance replacements, etc.) to the properties in an effort to increase occupancies, so it is unlikely that any distributions will be made during 1998 or early 1999.

The General Partners and their affiliates have loans outstanding to the Partnership of $244,456 as of September 30, 1998. Such loans were made to either cover cash flow shortages or in the form of expenses paid by the corporate General Partner on behalf of the Partnership. The outstanding advances to the Partnership are payable on demand, and there is no assurance that such advances/loans will continue since the General Partners are under no obligation to fund shortfalls.

The General Partners continue to look for potential buyers for the properties in the Partnership as the sales of the properties is deemed to be in the best interest of the Limited Partners.

Results of Operations:
---------------------

For the quarter ended September 30, 1998, the Partnership's net loss was $330,499 or $2.04 per limited partnership unit. Net loss for the quarter ended September 30, 1997 amounted to $412,489 or $2.54 per unit. For the nine month period ended September 30, 1998, the net loss was $997,082 or $6.15 per limited partnership unit as compared to $775,887 or $4.78 per limited partnership unit for the nine month period ended September 30, 1997.

Partnership revenue for the quarter ended September 30, 1998 totaled $1,082,182, an increase of approximately $104,000 from the 1997 amount of $978,366. Total rental revenue increased just under $53,000, while interest and other income increased by almost $51,000. For the nine month period ended September 30, 1998, there was a significant increase in rental revenue when compared to the same period in the previous year; for the nine month period ended September 30, 1998 rental revenue totaled $2,947,258, while for the nine months ended September 30, 1997, rental revenue totaled $2,748,897. Such increase can be attributed to continued high occupancy levels at Inducon-Columbia, Beaver Creek and Stonegate Townhouses. Management continues to offer rental concessions and other promotions in an attempt to increase the occupancies at the other complexes in the Partnership. Interest and other income decreased slightly from the nine months ended June 30, 1998 as compared to the same period in 1997; the decrease amounted to under $5,000.

For the quarter ended September 30, 1998, Partnership expenses amounted to $1,333,224, decreasing slightly from the same 1997 quarter amount of $1,334,842. For the nine month period ended September 30, 1998, Partnership expenses increased by approximately $460,000 from the same period in 1997; expenses went from $3,597,607 in 1997 to $4,057,920 in 1998. A large increase in property operations expenditures was responsible for essentially all of the increase in expenses. Payroll and related costs and repairs and maintenance expenses continued the increase noted in previous quarters due to the amount of physical improvement work being done at the properties. Such work includes painting, both interior and exterior, carpet and appliance replacement and other improvements to the outside of all of the residential complexes in order to attract new tenants. There was a decrease in administrative expenses between the two nine month periods totaling just over $91,000. This decrease is primarily due to less management fees paid to an affiliate of the General Partners due to lower occupancies and higher delinquencies at several complexes. Legal fees associated with collections continue to remain high, but management once again feels this will be controlled by the end of the year.

---------------------

For the nine month period ended September 30, 1998, the Carriage House of Englewood Joint Venture generated a net loss of $358,291, an increase from the net loss of $293,808 for the nine month period ended September 30, 1997. Pursuant to the terms of the joint venture agreement, the Partnership was allocated $143,316 of the loss in 1998 and $117,523 of the loss in 1997.

The Research Triangle Industrial Park Joint Venture had net income of $137,963 for the nine month period ended September 30, 1998 with $68,982 of the income allocated to the Partnership. For the nine month period ended September 30, 1997, the Joint Venture had net income of $187,902 with one-half or $93,951 of the income allocated to the Partnership. The Research Triangle Office Complex continues to enjoy high occupancy and positive cash flow.

On a tax basis, the partnership had a net loss of $848,542 or $5.23 per limited partner unit for the nine month period ended September 30, 1998 versus a tax loss of $486,887 or $3.00 per unit for the nine month period ended September 30, 1997.

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP VI-A



By:      /s/   Joseph M. Jayson                               November 13, 1998
         ----------------------                               -----------------
         Joseph M. Jayson,                                    Date
         Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner


         /s/   Joseph M. Jayson                               November 13, 1998
         ----------------------                               -----------------
         Joseph M. Jayson,                                    Date
         President and Director




         /s/   Michael J. Colmerauer                          November 13, 1998
         ---------------------------                          -----------------
         Michael J. Colmerauer                                Date
         Secretary