Form 10KSB40
period 1998-12-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 1999-04-15
CIK 822783

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

         (X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                           For the Fiscal Year Ended December 31, 1998

         (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934.  (NO FEE
                  REQUIRED)

                         Commission File Number 0-17466

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A (Exact Name of Registrant as specified in its Charter)

Delaware                                                    16-1309987
--------                                                    ----------
(State of Formation)                         (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-9090
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                                                            Partnership Interest

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No_____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

                       DOCUMENTS INCORPORATED BY REFERENCE
        See page 14 for a list of all documents incorporated by reference

                                     PART I

ITEM 1:  BUSINESS
-------  --------

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

         The business of the Partnership is not seasonal. As of December 31, 1998, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 1998 were employees of the Corporate General Partner or its affiliates.

         The Partnership investment objectives are to (1) provide a return of capital plus capital gains from the sale of appreciated properties; (2) provide partners with cash distributions until properties are sold; (3) preserve and protect partners capital and; (4) increase Partnership equity through the reduction of mortgage loans.

         Occupancy for each complex as of December 31, 1998, 1997 and 1996 was as follows:

                                                                     1998            1997           1996
                                                                     ----            ----           ----
Properties
----------
Beaver Creek                                                          94%            95 %           89 %
Countrybrook Estates (formerly West Creeke)                           91%            84 %           83 %
Stonegate Townhouses                                                  95%            91 %           92 %
The Commons on Lewis Ave.                                             94%            76 %           83 %
Inducon - Columbia                                                    85%            98 %           99 %

Joint Ventures
--------------
Carriage House of Englewood                                           77%            72 %           83 %
Research Triangle                                                     100%          100 %           100 %

ITEM 1:  BUSINESS (Con't.)
-------  -----------------

         The percentage of total Partnership revenue on a consolidated basis generated from each complex as of December 31, 1998, 1997 and 1996 was as follows:

                                                                     1998            1997           1996
                                                                     ----            ----           ----
Beaver Creek                                                          10%            12 %           11 %
Countrybrook Estates (formerly West Creeke)                           29%            28 %           29 %
Stonegate Townhouses                                                  19%            20 %           20 %
The Commons on Lewis Ave.                                             26%            23 %           22 %
Inducon - Columbia                                                    16%            17 %           18 %

         This annual report contains certain forward-looking statements concerning the Partnership's current expectations as to future results. Such forward-looking statements are contained in Item 7: Management's Discussion and Analysis of Financial Conditions and Results of Operations. Words such as "believes", "forecasts", "intends", "possible", "expects", "estimates", "anticipates" or "plans" and similar expressions are intended to identify forward-looking statements.


ITEM 2:  PROPERTIES
-------  ----------

         Following is a list of properties and joint ventures owned by the Partnership as of December 31, 1998:

Property
Name and Location                 General Character of Property                        Purchase Date
-----------------                 -----------------------------                        -------------
Beaver Creek                        80 unit apartment complex on 10                     February 1989
Monaca, PA                          acres of land.  The outstanding
                                    mortgage payable at December 31,
                                    1998 was $1,337,685 due July 2027
                                    with monthly payments of $10,137
                                    including interest of 8.23%.


Countrybrook Estates                240 unit apartment complex.  The                    June 1989
(formerly West Creeke)              outstanding mortgage payable at
Louisville, KY                      December 31,1998 was $3,415,000
                                    due July 1999 with monthly payments
                                    of interest only at a rate of 3.50%
                                    above the one month LIBOR rate
                                    (9.0625% at December 31, 1998).


Stonegate Townhouses                130 unit apartment complex.  The                    March 1990
Mobile, AL                          outstanding mortgage payable at
                                    December 31, 1998 was $2,621,004 due
                                    July 2027 with monthly payments of
                                    $20,207 including interest of 8.43%.


ITEM 2:     PROPERTIES (Con't.)
-------     -------------------

Property
Name and Location (cont'd.)         General Character of Property                       Purchase Date
---------------------------         -----------------------------                       -------------

The Commons on                      230 unit apartment complex.                         March 1991
Lewis Avenue                        The mortgage balance at December
Tulsa, OK                           31, 1998 was $1,850,350 maturing
                                    April 2001 with monthly principal
                                    and interest payments determined by
                                    an interest rate ranging from 8% -
                                    12% annually (11% at December 31,
                                    1998).

Inducon-Columbia                    An office complex consisting of                     May 1989
Columbia, SC                        three buildings with a combined
                                    92,000 square feet of rentable
                                    space. The property is managed by an
                                    unrelated third party, with Realmark
                                    Corporation, an affiliate of the
                                    General Partners, supervising the
                                    operations. The outstanding mortgage
                                    payable balance at December 31,1998
                                    was $2,168,462 with monthly payments
                                    of $16,787 including interest at
                                    7.867% The maturity date of the
                                    mortgage is October 2022.

Joint Venture
Name and Location (cont'd.)         General Character of Property                       Purchase Date
---------------------------         -----------------------------                       -------------


Carriage House                      A 144 unit apartment complex.                       May 1992
  of Englewood                      The mortgage payable at
(formerly Gold Key)                 December 31, 1998 was $2,890,315
   Joint Venture                    maturing June 2027, and providing
   Dayton, OH                       for monthly principal and interest
                                    payments of $23,503 bearing
                                    interest at 9%.

Research Triangle                   A 150,000 square foot office                        August 1992
   Joint Venture                    warehouse financed with a 8.06%
Research                            mortgage, which provides for monthly
   Triangle, NC                     principal and interest payments of
                                    $43,251.  The balance as of December
                                    31, 1998 was $5,504,596.

With the exception of Inducon-Columbia, the above apartment complexes are managed for the Partnership by Realmark Corporation, an affiliate of the General Partner.

ITEM 3:  LEGAL PROCEEDINGS
-------  -----------------

         The Partnership is not a party to, nor is any of the Partnership's property the subject of, any material pending legal proceedings that would impact the future financial position and operations of the Partnership.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
-------  -------------------------------------------
         HOLDERS.
         --------

                  None.


                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST.
-------  --------------------------------------------------------------

         There is currently no established trading market for the units of Limited Partnership Interest of the Partnership and it is not anticipated that any will develop in the future.

         There were no distributions made during the years ended December 31, 1998, 1997 and 1996. See also Item 7.

         As of December 31, 1998, there were 1,809 record holders of units of Limited Partnership Interest.

ITEM 6:  SELECTED FINANCIAL DATA
-------  -----------------------

                                               Realmark Properties Investors Limited Partnership-VI A
                                               ------------------------------------------------------

                                Year Ended            Year Ended            Year Ended            Year Ended         Year Ended
                               Dec. 31, 1998         Dec. 31, 1997        Dec. 31, 1996         Dec. 31, 1995       Dec. 31, 1994
                             ------------------    ------------------    -----------------     -----------------  ------------------
Total assets                      $ 15,106,049          $ 16,284,862          $15,139,125           $16,251,096         $17,198,518
                             ==================    ==================    =================     =================  ==================

Mortgages and
  notes payable                   $ 11,392,501          $ 11,463,892          $ 9,573,161           $ 9,672,590         $ 9,641,293
                             ==================    ==================    =================     =================  ==================

------------------------------------------------------------------------------------------------------------------------------------

Revenue                           $  4,210,922          $  3,992,130          $ 4,039,286           $ 4,190,474         $ 3,647,476

Expenses                             5,314,610             5,209,137            4,860,288             5,312,606           5,021,157
                             ------------------    ------------------    -----------------     -----------------  ------------------

Loss before allocated
  (loss) income from
  Joint Ventures                    (1,103,688)           (1,217,007)            (821,002)           (1,122,132)         (1,373,681)

Allocated (loss) income
  from Joint Ventures                 (111,443)               95,051             (165,190)             (184,772)           (186,922)
                             ------------------    ------------------    -----------------     -----------------  ------------------

Net loss                          $ (1,215,131)         $ (1,121,956)         $  (986,192)          $(1,306,904)        $(1,560,603)
                             ==================    ==================    =================     =================  ==================

------------------------------------------------------------------------------------------------------------------------------------

Net cash (used in)
  provided by operating
  activities                      $   (387,212)         $   (245,265)         $    15,947           $   307,437         $  (394,141)

Principal payments upon
  refinancing                                -            (7,641,618)                   -                     -                   -

Principal payments on
  debt                                 (71,391)              (78,350)             (99,429)              (44,715)            (42,653)
                             ------------------    ------------------    -----------------     -----------------  ------------------

Net cash (used in)
  provided by operating
  activities less
  principal payments              $   (458,603)         $ (7,965,233)         $   (83,482)          $   262,722        $   (436,794)
                             ==================    ==================    =================     =================  ==================

------------------------------------------------------------------------------------------------------------------------------------

Loss per limited
  partnership unit                $      (7.49)         $      (6.92)         $     (6.08)          $     (8.06)       $      (9.62)
                             ==================    ==================    =================     =================  ==================

Distributions per
  limited partnership
  unit                            $          -          $          -          $         -           $         -        $          -
                             ==================    ==================    =================     =================  ==================

Weighted average
  number of limited
  partnership units
  outstanding                          157,378               157,378              157,378               157,378             157,378
                             ==================    ==================    =================     =================  ==================

------------------------------------------------------------------------------------------------------------------------------------

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------  ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

Liquidity and Capital Resources:
--------------------------------

         The Partnership had another poor year financially with cash flow shortages from operations exceeding $387,000. Management is continuing to focus its efforts on ways of improving collections and increasing and/or maintaining occupancy at all of the residential complexes in the Partnership. Incentive programs have been implemented which reward on-site personnel for increased occupancy, resident retention and improved collections. Additionally, incentive packages offering monetary payments for resident referrals are being promoted heavily. Management continues to offer incentive programs to tenants, such as free months rent or discounted rents for signed leases. Both resident managers and leasing specialists at the properties continue to be evaluated and trained to make sure the property has the best and most capable staff that management can find. Advertising also continues to be stressed by management as one of the most effective means of attracting new tenants; several ads a week are placed in leasing and apartment guides/magazines and local newspapers. Managers continually monitoring ads and the "traffic" of potential renters that they attract and report the results to management so that strategies can be instituted, changed or strengthened.

         There were no distributions made for the years ended December 31, 1998, 1997 or 1996. Management for the Partnership has been utilizing its cash to fund capital improvements; management expects to continue making improvements (e.g. painting, carpet and appliance replacements, etc.) to the properties in an effort to increase occupancies. As a result, it is unlikely at this time that any distributions will be made during 1999.

         The bridge loan mortgage placed on Countrybrook Estates Apartments during the year ended December 31, 1997 is due in July of 1999. Management has sent financing packages to six lenders and with the current occupancy of approximately 91%, management is confident that the property will be successfully refinanced prior to the current loan's maturity date. The result of the new financing is expected to give the Partnership a lowered interest rate being paid on the property's mortgage.

         Carriage House of Englewood (formerly Gold Key Apartments), of which this Partnership is a 40% joint venture partner, continued to experience severe cash flow shortages during the year ended December 31, 1998. Although HUD and the mortgagee have assisted the Partnership through the release of the escrowed funds and suspension of future deposits into the escrow reserve, unless the property shows significant improvement in occupancy and collections, as well as a decrease in expenses, the property could be in a position to default on its mortgage, thus throwing it into a foreclosure. With this in mind, the Corporate General Partner is aggressively marketing the property to potential buyers.

         In the meantime, management continues to work with the United States Department of Housing and Urban Development (HUD) and the mortgagee on the property to obtain consent for a "partial payment of claim". This would take a qualifying portion of the existing mortgage and make it a second mortgage with terms that allow the Partnership to pay the second mortgage as cash flow improves. Management has requested that not only does the lender accept the partial payment of claim, but also that they reduce the interest rate being charged on the current mortgage to a lower, more "market-level" rate, which would lower the debt service to a more manageable level, and thus increase cash flow. The additional cash flow is intended to be used to both fund operations and to do needed capital improvements to the property. Conditions which must be met for acceptance of this plan include a willing lender (i.e., a mortgagee who voluntarily accepts partial payments under the loan agreement and is willing to recast the remaining mortgage under new terms and conditions), which the Partnership has, and the ability to prove to HUD that the poor performance of the property is due to market conditions which are beyond the control of the owner. The Partnership's first application for a partial payment of claim was initially rejected by HUD, but meetings and discussions between HUD, the mortgagee and the General Partner continue. Management is optimistic that their application will be accepted some time during 1999. Management successfully secured the release of all of the property's replacement reserve funds early in 1998; additionally future reserve payments have been suspended by HUD in an effort to assist in the funding of the property's operations.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------  ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't.)
         ------------------------------------------------------

Liquidity and Capital Resources (Con't.):
-----------------------------------------

         The Partnership has conducted a review of its computer systems to identify the systems that could be affected by the "year 2000 issue" and has substantially developed an implementation plan to resolve such issues. The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management has discussed with outside independent computer consultants its readiness for the Year 2000. The majority of the software in use is either "2000 compliant" or will be with little adaptation and at no significant cost per information provided by their software providers. Management has also engaged a computer firm to re-write its tax software making it Year 2000 compliant. This work is scheduled to begin May 1, 1999 and is expected to take three months. Management has a complete inventory of its computers and feels that the cost of replacing those which will not be "2000 compliant" will be relatively minor (i.e., most likely under $20,000). Non-informational systems have also been evaluated and management feels that there will be little, if any, cost to preparing these for the Year 2000 (i.e., most likely under $20,000). Management expects to be fully Year 2000 compliant with all testing done by September 30, 1999. The Partnership is working on a contingency plan in the unlikely event that its systems do not operate as planned. It is management's belief that in the unlikely event that its informational systems do not operate as planned in the year 2000, all records could be maintained manually until the problems with its systems are resolved. Management feels that its external vendors, suppliers and customers, for the most part, will be unaffected by the Year 2000 as most do not rely on information systems in their businesses.

         Management is aware of the need to implement corrective action plans in response to the going concern considerations discussed in Note 11 to the financial statements. As discussed previously, management believes that marketing is a vital part of turning around the properties' financial problems. Additionally, closer monitoring of expenditures, tighter credit policies and scheduled physical improvements to the properties continue to be priorities. It is hoped that efforts to correct the continual cash flow shortages and losses will lead to the ultimate cure of such problems. The future viability of the Partnership continues to be dependent upon management's efforts to increase revenues, reduce/control expenses and in some cases, sell properties. Management feels that the sale of The Commons and Stonegate Townhomes is in the best interests of the limited partners, and accordingly, these properties will be marketed for sale during 1999.


Results of Operations:
----------------------

         For the year ended December 31, 1998, the Partnership incurred a net loss of $1,215,131 or $7.49 per limited partnership unit. This is an increase from the year ended December 31, 1997 when losses totaled $1,121,956 or $6.92 per limited partnership unit and an even more substantial increase from the year ended December 31, 1996 when losses totaled $986,192 or $6.08 per limited partnership unit.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------  ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't.)
         ------------------------------------------------------

Results of Operations (Con't.):
-------------------------------

         Partnership revenues for the year ended December 31, 1998 totaled $4,210,922, consisting of rental income of $3,873,839, other income, which includes interest, laundry income, and other miscellaneous sources of income, of $337,083. The increase in rental revenue from that of the previous year-end is partially the result of increasing occupancy at The Commons and Countrybrook which have in the past several years suffered from declining occupancies. At December 31, 1998, occupancy at The Commons and Countrybrook was 94% and 91%, respectively, as compared to 76% and 84% respectively at December 31, 1997. Stonegate, Beaver Creek and the Partnership's joint venture interest in Research Triangle once again experienced high occupancy and good cash collections. Occupancy at Inducon-Columbia decreased from its "typically high" level due primarily to one large tenant vacating their space. Currently, management has a broker working to fill this space; several prospective tenants have looked at the space and management is optimistic that by mid-1999, this building will once again be almost entirely occupied. Rental revenues in the years ended December 31, 1997 and 1996 totaled $3,538,666 and $3,699,350, respectively. Vacancies, delinquencies, high debt service and operating costs at Carriage House of Englewood (formerly Gold Key Joint Venture) continue to plague this Partnership as a joint venturer. Increasing occupancy and decreasing delinquencies remain the major focus of management. Tighter credit policies, extended incentive programs and improved cost management continue to be management's means of improving the cash flow in the Partnership.

         Partnership expenses for the year ended December 31, 1998 totaled $5,311,910, a considerable increase over the expenses of the years ended December 31, 1997 and 1996 which totaled $5,209,137 and $4,860,288, respectively. Property operations costs increased just under $28,000 primarily due to increased payroll and associated costs incurred by the Partnership. These costs increased by approximately $67,000 at Stonegate and Beaver Creek, offset by decreases of approximately $41,000 in such costs was noted at The Commons and Countrybrook.

         Additional amortization expense in 1997 was the result of new financing obtained during the year on several of the residential complexes and the one commercial building in the Partnership. The new financing led to the write-off of the majority of the previously capitalized mortgage acquisition costs amounting to approximately $16,000. Depreciation expense increased for the year ended December 31, 1998 due to this expense once again being taken on Countrybrook Estates Apartments (no depreciation was taken during the period of time during the year ended December 31, 1997 when the apartment building was considered to be "held for sale") (see Note 15 to the financial statements). The depreciation recorded on this complex for the year ended December 31, 1998 totaled $180,971. Administrative expenses decreased in total over $96,000 from 1997. This is attributed to lower audit fees of approximately $20,000, approximately $17,000 less spent in advertising and legal costs at The Commons (due to the improved occupancy discussed previously), decreases in management fees of approximately $14,000 at Inducon Columbia and decreases in finance charges of approximately $16,000 at Beaver Creek. Although there was an overall decline in administrative expenses paid to affiliates of the General Partners due to decreased accounting and portfolio management charges, management fees increased for most complexes due to increased occupancies and improved collections.

         The Partnership anticipates slightly higher property operations expenses in the first half of the coming year due to the costs associated with preparing the unoccupied residential units for new tenants (i.e. cleaning, painting, appliance and carpeting costs). Although this work is necessary in order to increase rental revenue(s) generated, management continues to keep in mind that expenditures must be closely monitored so as not to worsen the cash flow from operations of the Partnership which was negative in 1998 and 1997.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------  ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't.)
         ------------------------------------------------------

Results of Operations (Con't.):
-------------------------------

         The Carriage House of Englewood Joint Venture had a net loss of $265,996 for the year ended December 31, 1998. This loss continues to reflect the problems the property in this venture has had with high vacancy losses and exceptionally high delinquencies. The loss for the years ended December 31, 1997 and 1996 were $253,956 and $299,092, respectively. In accordance with the joint venture agreement, 40% of income and losses is to be passed through to the Partnership and the balance to the other joint venturer. The property expects continuing high property operations expenses in the coming months due to the maintenance work that needs to be done; more work needs to be completed in order to prepare units for new tenants and to satisfy current tenants (i.e. cleaning, painting, appliance and carpeting costs), as well as to physically improve the exterior of the complex. During the year ended December 31, 1998 all exterior painting and roof repairs were completed. Additionally, all common hallways were newly painted and problems which put the swimming pool out of use in the previous year were corrected. For 1999, management intends to do needed asphalt repairs to the parking lot; although the property needs compete re-paving, cash flow is not expected to permit this, so patching and resealing is planned.

         The Research Triangle Industrial Park West Joint Venture reported net income of $175,218 for the year ended December 31, 1998. This is a considerable increase from the year ended December 31, 1997 when the property showed net earnings of $65,136. This is however, a decrease from the income reported for the year ended December 31, 1996 which totaled $237,025. Once again, this property maintained 100% occupancy during 1998 and is expected to do the same in the coming year. Regular increases in rental income are expected due to rental escalation clauses in several of the tenants' leases. In accordance with the joint venture agreement, one-half of the income is allocated to each joint venturer. During 1998, the Joint Venture made distributions to its owners totaling $500,000.

         For the year ended December 31, 1998, the tax basis loss was $1,350,483 or $8.32 per limited partnership unit compared to a tax loss of $923,925 or $5.69 per unit for the year ended December 31, 1997 and a tax loss of $600,196 or $3.70 per limited partnership unit for the year ended December 31, 1996. The Partnership agreement provides for the taxable income or losses to be allocated 97% to the Limited Partners and 3% to the General Partners, and in accordance with this and the Internal Revenue Code, the loss for the years ended December 31, 1998, 1997 and 1996 were all allocated in this fashion.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         The Partnership does not have investments in instruments which are subject to market risk (e.g., derivatives, options or other interest sensitive instruments).


                                    PART III
                                    --------


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

         Listed under Item 14 of the report.


ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-------  ---------------------------------------------
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         ---------------------------------------

         None.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of March 1, 1999, are listed below. Each director is subject to election on an annual basis.

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

Michael J. Colmerauer               Secretary                                           N/A


         Joseph M. Jayson, President and Director of Realmark Properties, Inc. and Judith P. Jayson, Vice President and Director of Realmark Properties, Inc., are married to each other.

         The Director and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 60, is Chairman, Director and sole stockholder of J.M. Jayson & Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman and Director of Realmark Corporation and President and Director of Realmark Properties, Inc., wholly owned subsidiaries of J.M. Jayson & Company, Inc. and co-general partner of Realmark Properties Investors Limited Partnership, Realmark Properties Investors Limited Partnership-II, Realmark Properties Investors Limited Partnership-III, Realmark Properties Investors Limited Partnership-IV, Realmark Properties Investors Limited Partnership-V, Realmark Properties Investors Limited Partnership-VI A and Realmark Properties Investors Limited Partnership-VI B. Mr. Jayson is a member of the Investment Advisory Board of the Corporate General Partner. Mr. Jayson has been engaged in real estate business for the last 36 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 36 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial and investment properties from 1964 to 1967, and in 1967, left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J.M. Jayson & Company, Inc. have formed or participated in various ways in forming over 30 real estate related limited partnerships. For the past seventeen years, Mr. Jayson and J.M. Jayson & Company, Inc. and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 59, is currently Vice-President and Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 36 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York high school system. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration. Mrs. Jayson is the wife of Joseph M. Jayson, the Individual General Partner.

         Michael J. Colmerauer, 40, is Secretary and in-house legal counsel for J.M. Jayson & Company, Inc., Realmark Corporation, Realmark Properties, Inc. and other companies affiliated with the General Partners. He received a Bachelor's Degree (BA) from Canisius College in 1980 and a Juris Doctors (J.D.) from the University of Tulsa in 1983. Mr. Colmerauer is a member of the American and Erie County Bar Association and has been employed by the Jayson group of companies for the last 15 years.


ITEM 11: EXECUTIVE COMPENSATION.
--------------------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers of the Corporate General Partner for the years ended December 31, 1998, 1997 or 1996 nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the years ended December 31, 1998, 1997 or 1996.

         The following table sets forth for the years ended December 31, 1998, 1997 and 1996 the compensation paid by the Partnership, directly or indirectly, to affiliates of the General Partners:

      Entity Receiving                         Type of
        Compensation                         Compensation                     1998               1997              1996
        ------------                         ------------                     ----               ----              ----
U.S. Capital, Inc.                 Loan placement fees                         $      -           $102,878           $     -
                                                                         ===============    ===============   ===============


Realmark Properties, Inc.          Interest charged on accounts
(the Corporate General Partner)     payable - affiliates                       $ 39,510           $ 11,861           $     -
                                                                         ===============    ===============   ===============


                                   Reimbursement for allocated Partnership
                                   administration expenses:
                                     Investor Services Fees                    $ 11,360           $ 12,060           $ 8,408
                                     Brokerage                                   25,815             25,882            10,872
                                     Portfolio Management
                                       & Accounting Fees                        103,078            150,436           149,231

                                   Partnership Management Fee                         -                  -            18,000

Realmark Corporation               Property Management Fees                     200,937            188,714           175,892
                                   Computer Service Fees                         11,460             11,460            11,460
                                                                         ---------------    ---------------   ---------------

                                   Total                                       $352,650          $ 388,552         $ 373,863
                                                                         ===============    ===============   ===============


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



ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-----------------------------------------------------------------------

         To the Registrant's knowledge, no person owns of record or beneficially more than five percent (5%) of the units of Limited Partnership Interest of the Partnership. The General Partners, as of December 31, 1998, owned no units of Limited Partnership Interest; however 30 units are held by an affiliate of the General Partners.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         No transactions have occurred between the Partnership and those in the management of Realmark Properties, Inc. All transactions between the Partnership and Realmark Properties, Inc. (the Corporate General Partner) and any other affiliated organization are described in Item 11 of this report.

ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------

         (a)      Financial Statements and Schedules.
                  ----------------------------------

                  FINANCIAL STATEMENTS                                                           PAGE
                  --------------------                                                           ----
                  (i)      Independent Auditors' Report                                              15
                  (ii)     Balance Sheets at December 31, 1998 and 1997                              16
                  (iii)    Statements of Operations for the years ended
                           December 31, 1998, 1997 and 1996                                          17
                  (iv)     Statements of Partners' Capital (Deficit) for the
                           years ended December 31, 1998, 1997 and 1996                              18
                  (v)      Statements of Cash Flows for the years ended
                           December 31, 1998, 1997 and 1996                                          19
                  (vi)     Notes to Financial Statements                                         20 - 35

                  FINANCIAL STATEMENT SCHEDULE
                  ----------------------------

                  (i)      Schedule III - Real Estate and Accumulated Depreciation               36 - 37

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

         (b)      Reports on Form 8-K.
                  -------------------

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

         10.      Material contracts.
                  ------------------

                  (a) Property Management Agreement with Realmark Corporation included with the Registration Statement of the Registrant as filed and amended to date incorporated herein by reference.

INDEPENDENT AUDITORS' REPORT


The Partners
Realmark Property Investors Limited Partnership - VI A

We have audited the accompanying balance sheets of Realmark Property Investors Limited Partnership VI A as of December 31, 1998 and 1997, and the related statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership-VI A at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements and financial statement schedule have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 11, the Partnership's recurring losses from operations, operating cash flow deficiencies and mortgages payable due in 1999 raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Buffalo, New York

April 12, 1999


                                   REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                                   ----------------------------------------------------
                                                      BALANCE SHEETS
                                                      --------------
                                                DECEMBER 31, 1998 AND 1997
                                                --------------------------


Assets                                                                                  1998                   1997
------                                                                                  ----                   ----
Property, at cost (including assets held for sale, Note 15):
  Land and land improvements                                                            $ 2,159,398            $ 2,159,398
  Buildings                                                                              17,307,636             17,197,934
  Furniture and fixtures                                                                  1,103,695              1,101,500
                                                                                  ------------------     ------------------
                                                                                         20,570,729             20,458,832
  Less accumulated depreciation                                                           6,555,171              5,831,582
                                                                                  ------------------     ------------------
      Property, net                                                                      14,015,558             14,627,250

 Investment in joint ventures, including unamortized excess purchase price of
   $174,263 and $266,917 at December 31,
   1998 and 1997, respectively                                                               88,197                449,640

Cash                                                                                         87,551                      -
Accounts receivable                                                                           4,203                 31,085
Escrow deposits                                                                             414,762                570,297
Mortgage costs, net of accumulated amortization of $272,395
   and $141,547 at December 31, 1998 and 1997, respectively                                 430,404                561,252
Other assets                                                                                 65,374                 45,338
                                                                                  ------------------     ------------------

           Total Assets                                                                $ 15,106,049           $ 16,284,862
                                                                                  ==================     ==================


Liabilities and Partners' Capital
---------------------------------

Liabilities:
  Cash overdraft                                                                       $          -           $    229,302
  Mortgages payable                                                                      11,392,501             11,463,892
  Accounts payable and accrued expenses                                                     637,504                792,398
  Interest payable                                                                          122,616                 84,918
  Accounts payable - affiliates                                                             517,337                 35,529
  Security deposits and prepaid rents                                                       210,517                238,118
                                                                                  ------------------     ------------------
           Total Liabilities                                                             12,880,475             12,844,157
                                                                                  ------------------     ------------------

Commitments  (Note 9)

Partners' Capital (Deficit):
  General Partners                                                                         (335,011)              (298,557)
  Limited Partners                                                                        2,560,585              3,739,262
                                                                                  ------------------     ------------------
           Total Partners' Capital                                                        2,225,574              3,440,705
                                                                                  ------------------     ------------------

           Total Liabilities and Partners' Capital                                     $ 15,106,049           $ 16,284,862
                                                                                  ==================     ==================

                        See notes to financial statements

                               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                               ----------------------------------------------------
                                             STATEMENTS OF OPERATIONS
                                             ------------------------
                               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                               ----------------------------------------------------

                                                              1998                 1997                 1996
                                                        -----------------    -----------------    ------------------
Income:
  Rental                                                      $3,873,839           $3,538,666            $3,699,350
  Gain from insurance proceeds
    on flood loss                                                      -               84,002                     -
  Interest and other income                                      337,083              369,462               339,936
                                                        -----------------    -----------------    ------------------
  Total Income                                                 4,210,922            3,992,130             4,039,286
                                                        -----------------    -----------------    ------------------

Expenses:
  Property operations                                          2,597,419            2,569,545             2,295,937
  Interest:
    Due to affiliates                                             39,510               11,861                     -
    Other                                                      1,043,047            1,023,689               933,693
  Depreciation and amortization                                  855,691              739,721               863,577
  Administrative:
    Due to affiliates                                            352,650              388,552               373,863
    Other                                                        426,293              475,769               393,218
                                                        -----------------    -----------------    ------------------
  Total Expenses                                               5,314,610            5,209,137             4,860,288
                                                        -----------------    -----------------    ------------------

Loss before allocated (loss) income
    from joint ventures                                       (1,103,688)          (1,217,007)             (821,002)

Allocated (loss) income from joint ventures                     (111,443)              95,051              (165,190)
                                                        -----------------    -----------------    ------------------

Net loss                                                     $(1,215,131)         $(1,121,956)           $ (986,192)
                                                        =================    =================    ==================

Net loss per limited partnership unit                        $     (7.49)         $     (6.92)           $    (6.08)
                                                        =================    =================    ==================

Distributions per limited partnership unit                   $         -          $         -            $        -
                                                        =================    =================    ==================

Weighted average number of limited
  partnership units outstanding                                  157,378              157,378               157,378
                                                        =================    =================    ==================


                        See notes to financial statements

                                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                                ----------------------------------------------------
                                      STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                      -----------------------------------------
                                FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                ----------------------------------------------------


                                                                  General
                                                                 Partners                   Limited Partners
                                                                  Amount              Units               Amount
                                                                  ------              -----               ------
Balance, January 1, 1996                                            $(235,312)          157,378           $ 5,784,165

Net loss                                                              (29,586)                -              (956,606)
                                                              ----------------     -------------     -----------------

Balance, December 31, 1996                                           (264,898)          157,378             4,827,559

Net loss                                                              (33,659)                -            (1,088,297)
                                                              ----------------     -------------     -----------------

Balance, December 31, 1997                                           (298,557)          157,378             3,739,262

Net loss                                                              (36,454)                -            (1,178,677)
                                                              ----------------     -------------     -----------------

Balance, December 31, 1998                                          $(335,011)          157,378           $ 2,560,585
                                                              ================     =============     =================


                        See notes to financial statements


                                     REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
                                     ----------------------------------------------------
                                                   STATEMENTS OF CASH FLOWS
                                                   ------------------------
                                     FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                     ----------------------------------------------------


                                                                          1998                 1997                  1996
                                                                    -----------------     ----------------      ----------------
Cash flows from operating activities:
  Net loss                                                               $(1,215,131)         $(1,121,956)           $ (986,192)
  Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
    Gain from insurance proceeds                                                   -              (84,002)                    -
    Depreciation and amortization                                            855,691              739,721               863,577
    Allocated loss (income) from joint ventures                              111,443              (95,051)              165,190
  Changes in operating assets and liabilities:
    Accounts receivable                                                       26,882               19,252                 7,586
    Other assets                                                             (21,300)               3,566                (1,709)
    Accounts payable and accrued expenses                                   (154,894)             252,257               (64,043)
    Interest payable                                                          37,698                7,182                     -
    Security deposits and prepaid rents                                      (27,601)              33,766                31,538
                                                                    -----------------     ----------------      ----------------
Net cash (used in) provided by operating activities                         (387,212)            (245,265)               15,947
                                                                    -----------------     ----------------      ----------------

Cash flows from investing activities:
  Escrow deposits                                                            155,535             (518,768)              (14,844)
  Accounts receivable-affiliates                                                   -                    -               349,027
  Accounts payable - affiliates                                              481,808               35,529                     -
  Distribution from joint venture                                            250,000                    -                     -
  Acquisition of rental property                                            (111,887)            (913,399)             (209,831)
  Insurance proceeds on flood loss                                                 -              287,571                     -
                                                                    -----------------     ----------------      ----------------
Net cash provided by (used in) investing activities                          775,456           (1,109,067)              124,352
                                                                    -----------------     ----------------      ----------------

Cash flows from financing activities:
  Cash overdraft                                                            (229,302)              48,228                 6,155
  Mortgage costs                                                                   -             (584,627)              (47,025)
  Proceeds from mortgages                                                          -            9,610,699                     -
  Principal payments upon refinancings                                             -           (7,641,618)
  Principal payments on debt                                                 (71,391)             (78,350)              (99,429)
                                                                    -----------------     ----------------      ----------------
Net cash (used in) provided by financing activities                         (300,693)           1,354,332              (140,299)
                                                                    -----------------     ----------------      ----------------

Net increase in cash                                                          87,551                    -                     -

Cash - beginning of year                                                           -                    -                     -
                                                                    -----------------     ----------------      ----------------

Cash - end of year                                                       $    87,551          $         -            $        -
                                                                    =================     ================      ================

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------


1.       FORMATION AND OPERATION OF PARTNERSHIP:
         --------------------------------------

         Realmark Property Investors Limited Partnership-VI A (the "Partnership"), a Delaware Limited Partnership, was formed on September 21, 1987, to invest in a diversified portfolio of income-producing real estate investments.

         In November 1987, the Partnership commenced the public offering of units of limited partnership interest. Other than matters relating to the organization, it had no business activities and, accordingly, had not incurred any expenses or earned any income until the first interim closing (minimum closing) of the offering, which occurred on February 12, 1988. All items of income and expense arose subsequent to this date. As of December 31, 1998, 157,378 units of limited partnership interest were sold and outstanding, including 30 units held by an affiliate of the General Partners. The offering terminated on November 10, 1988 with gross offering proceeds of $15,737,790. The General Partners are Realmark Properties, Inc., the Corporate General Partner and Joseph M. Jayson, the Individual General Partner. Joseph M. Jayson is the sole stockholder of J.M. Jayson & Company, Inc. Realmark Properties, Inc.
is a wholly-owned subsidiary of J.M. Jayson & Company, Inc.

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

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         ------------------------------------------

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

         (c)      Property and Depreciation:
                  -------------------------

         Expenditures for maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized. Generally, buildings and improvements are depreciated over 25 years, and furniture and fixtures are depreciated over 5 years. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets and totaled $723,579, $618,347 and $783,559 for the years ended December 31, 1998, 1997 and
1996, respectively. The Modified Accelerated Cost Recovery System is used to calculate depreciation expense for tax purposes.

         (d)     Unconsolidated Joint Ventures:
                 -----------------------------

         The Partnership's interest in Carriage House of Englewood Joint Venture and Research Triangle Joint Venture, unconsolidated joint ventures, is accounted for on the equity method. These joint ventures are not consolidated in the Partnership's financial statements because the Partnership is not the majority owner.

         (e)      Rental Income
                  -------------

         Leases for residential rental properties have terms of one year or less. Commercial leases have terms ranging from one to five years. Rental income is recognized on the straight line method over the term of the lease.

         (f)      Rents Receivable
                  ----------------

         Due to the nature of these accounts, residential rents receivable are fully reserved as of December 31, 1998 and 1997.

         (g)      Mortgage Costs
                  --------------

         Mortgage costs consist of fees for obtaining financing and are being amortized over the lives of the respective mortgages.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Con't.):
         --------------------------------------------------

         (h)      Comprehensive Income
                  --------------------

         The Partnership has adopted Statement of Financial Accounting Standards
(SFAS) No. 130, Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources". Other than net income (loss), the Partnership has no other sources of comprehensive income.

         (i)      Segment Information
                  -------------------

         SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the way public business enterprises report information about operating segments in annual financial statements. The Partnership's only operating segment is the ownership and operation of income-producing real property for the benefit of its limited partners.


3.       ACQUISITION OF RENTAL PROPERTY:
         ------------------------------

         In February 1989, the Partnership acquired an 80 unit apartment complex (Beaver Creek) located in Monaca, Pennsylvania for a purchase price of $1,879,943, which includes $347,404 in acquisition fees.

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

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


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

         In May 1992, the Partnership entered into an agreement to form a joint venture with Realmark Property Investors Limited Partnership (RPILP) for the purpose of operating the 144 unit Carriage House of Englewood, formerly Gold Key Apartments, an apartment complex located in Dayton, Ohio and owned by RPILP.

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


4.       MORTGAGES AND NOTES PAYABLE:
         ---------------------------

         Countrybrook Estates (formerly West Creeke)
         ------------------------------------------

         A mortgage with a balance of $3,415,000 at December 31, 1998 and 1997 due July 1999 with monthly payments of interest only at a rate of 3.50% above the one month LIBOR rate (9.0625% at December 31, 1998).

         Inducon-Columbia
         ----------------

         The outstanding mortgage payable balance at December 31, 1998 and 1997 was $2,168,462 and $2,195,742, respectively, with monthly payments of $16,787 including interest at 7.867%. The maturity date of the mortgage is October 2022.

         Stonegate
         ---------

         The outstanding mortgage payable at December 31, 1998 and 1997 was $2,621,004 and $2,638,649, respectively, due July 2027 with monthly payments of $20,207 including interest at 8.43%.

         Beaver Creek
         ------------

          The outstanding mortgage payable at December 31, 1998 and 1997 was $1,337,685 and $1,348,129, respectively, due July 2027 with monthly payments of $10,137 including interest of 8.23%.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


4.       MORTGAGES AND NOTES PAYABLE (Con't.):
         ------------------------------------

         The Commons on Lewis Avenue
         ---------------------------

         A mortgage with a balance of $1,850,350 and $1,866,372 at December 31, 1998 and 1997, respectively, provides for monthly principal and interest payments calculated based upon an interest rate ranging from 8-12% annually (11% at December 31, 1998). The mortgage is due April 1, 2001.

         The Partnership is currently not in compliance with certain debt covenants related to the above mortgages.

         The aggregate maturities of the mortgages payable for each of the next five years and thereafter, assuming principal payments will not be accelerated, are as follows:

Year                                                  Amount

1999                                                  $ 3,519,794
2000                                                       95,033
2001                                                    1,869,001
2002                                                       84,789
2003                                                       91,941
Thereafter                                              5,731,943
                                                 -----------------
TOTAL                                                 $11,392,501
                                                 =================


         The mortgages are secured by the properties to which they relate.

5.       FAIR VALUE OF FINANCIAL INSTRUMENTS:
         -----------------------------------

         Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair value of cash, accounts receivable, accounts payable - affiliates, accounts payable, accrued expenses and deposit liabilities approximate the carrying value due to the short-term nature of these instruments.

         Management has estimated the following fair values of its mortgages payable, based on currently available rates for mortgages of similar terms:

                                       Fair Value            Carrying Value
                                       ----------            --------------

Inducon Columbia                    $  2,200,000              $  2,168,000
Beaver Creek                        $  1,400,000              $  1,338,000
Stonegate                           $  2,700,000              $  2,621,000
The Commons                         $  2,000,000              $  1,850,000

         The fair value of the mortgage payable on Countrybrook approximates its carrying value of $3,415,000 because the mortgage has a variable interest rate.

         Refer to Note 4 for a description of the terms of the mortgages payable.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


6.       RELATED PARTY TRANSACTIONS
         --------------------------

         Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partner. The management agreement provides for 5% of gross monthly rental receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $200,937, $188,714 and $175,892 for the years ended December 31, 1998, 1997 and 1996 respectively.

         According to the terms of the partnership agreement, the General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. The Corporate General Partner is paid its 5% partnership management fee annually as cash flow allows. As such, no fees were charged for the years ended December 31, 1998 and 1997. This fee totaled $18,000 for the year ended December 31, 1996.

         The General Partners are also allowed to collect a property disposition fee upon the sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties or 3% of the sales price. The property disposition fee is subordinate to the Limited Partners receipt of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital contributions and to repayment to the Limited Partners of an amount equal to their original capital contributions. No properties have been sold as of December 31, 1998 and accordingly, there have been no property disposition fees paid or earned by the General Partners.

         Pursuant to the terms of the partnership agreement, the Corporate General Partner charges the Partnership for reimbursement of certain costs and expenses incurred by the corporate general partner and its affiliates in connection with the administration of the Partnership and acquisition of properties. These charges were for the Partnership's allocated share of costs and expenses such as payroll, travel and communication costs related to partnership accounting, partner communication and relations, and acquisitions of properties and are included in property operations. Additionally, Partnership accounting and portfolio management fees, investor services fees and brokerage fees are allocated based on total assets, number of partners and number of units, respectively. These costs amounted to $140,253, $188,378 and $168,511 for the years ended December 31, 1998, 1997 and 1996, respectively.

         Accounts payable - affiliates, which are payable on demand, amounted to $517,337 and $35,529 as of December 31, 1998 and 1997, respectively.

         Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partners. The fee is based upon the number of apartment units and totaled $11,460 for the years ended December 31, 1998, 1997 and 1996 respectively.

         Loan placement fees are paid or accrued to an affiliate of the General Partners. The fee is calculated as 1% of the mortgage loan amounts. These fees totaled $102,878 for the year ended December 31, 1997. No such fees were paid during the years ended December 31, 1998 or 1996.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


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

         The reconciliation of net loss for the years ended December 31, 1998, 1997 and 1996 as reported in the statement of operations, and as would be reported for tax purposes, is as follows:

                                                              1998                  1997                  1996
                                                        ------------------     ----------------     ------------------
Net loss -
  Statement of operations                                   $ (1,215,131)         $(1,121,956)             $(986,192)


Add to (deduct from):
  Difference in depreciation                                     (19,290)             (35,280)                109,457

  Other nondeductible expenses                                     35,583              151,955                120,405

  Tax basis adjustment - joint ventures                         (151,645)               81,356                156,134
                                                        ------------------     ----------------     ------------------

Net loss - tax return purposes                               $(1,350,483)          $ (923,925)           $  (600,196)
                                                        ==================     ================     ==================

         The reconciliation of Partners' Capital as of December 31, 1998, 1997 and 1996, as reported in the balance sheet and as reported for tax return purposes, is as follows:

                                                             1998                  1997                 1996
                                                       ------------------    ------------------   ------------------

Partners' Capital - Balance Sheet                             $2,225,574           $ 3,440,705           $4,562,661

Add to (deduct from):
  Accumulated difference in depreciation                         200,993               220,283              255,563

  Syndication fees                                             2,312,863             2,312,863            2,312,863

  Other nondeductible expenses                                   578,745               543,162              391,207

  Tax basis adjustment-Joint Ventures                            800,244               951,889              870,533
                                                       ------------------    ------------------   ------------------

Partners' Capital - tax return purposes                       $6,118,419           $ 7,468,902           $8,392,827
                                                       ==================    ==================   ==================


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


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

         In July 1996, the Partnership entered into a plan to dispose of the property of the joint venture with a carrying amount of $1,265,469 and $1,252,779 at December 31, 1998 and 1997, respectively. The Joint Venture incurred losses of approximately $266,000, $254,000 and $299,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Management has determined that a sale of the property is in the best interests of the investors. Management continues to actively market the property with a sale anticipated in 1999.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


8.       INVESTMENT IN JOINT VENTURES (Con't.):
         -------------------------------------

         Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Joint Venture, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Fair value is determined based on estimated future cash flows. Depreciation expense, not recorded during the disposal period, for the years ended December 31, 1998, 1997 and 1996 totaled approximately $120,000, $122,000 and $44,000, respectively. Management believes that the property's fair value has not changed significantly since being classified as held for sale.

         The Carriage House of Englewood's mortgage is insured by the Department of Housing and Urban Development (HUD). The mortgage is subject to a HUD regulatory agreement which places restrictions on the operations of the joint venture. As of December 31, 1998, the joint venture was not in compliance with several of these regulations. The consequences of the non-compliance with these restrictions could include HUD-imposed sanctions such as fines or interest charges. Additionally, the violation of the regulatory agreement could be deemed an event of default by the mortgagor, and HUD could possibly take over as holder of the mortgage.

         Given the uncertainty surrounding the outcome of the noncompliance, the joint venture's recurring losses from operations, cash flow difficulties, and partners' deficit, substantial doubt exists about the joint venture's ability to continue as a going concern.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


8.       INVESTMENT IN JOINT VENTURES (Con't.):
         ------------------------------------

         A summary of the assets, liabilities and partners' capital (deficiency) of the Carriage House of Englewood Joint Venture as of December 31, 1998 and 1997 and the results of its operations for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                     CARRIAGE HOUSE OF ENGLEWOOD JOINT VENTURE
                                     -----------------------------------------
                                                   BALANCE SHEET
                                                   -------------
                                            December 31, 1998 and 1997
                                            --------------------------

Assets                                                                             1998                  1997
------                                                                       -----------------     -----------------
Land and land improvements                                                        $   367,500           $   367,500
Building                                                                            2,487,823             2,475,133
Building equipment                                                                    164,141               164,141
                                                                             -----------------     -----------------
                                                                                    3,019,464             3,006,774
Less accumulated depreciation                                                       1,753,995             1,753,995
                                                                             -----------------     -----------------
  Property, net                                                                     1,265,469             1,252,779

Cash                                                                                   12,112                     -
Cash - security deposits                                                               14,604                30,154
Escrow                                                                                 65,464               155,194
Mortgage costs, net of accumulated amortization
  of $38,278 in 1998 and $32,536 in 1997                                              162,673               168,415
Other assets                                                                           16,737                15,110
                                                                             -----------------     -----------------

        Total Assets                                                              $ 1,537,059           $ 1,621,652
                                                                             =================     =================

Liabilities and Partners' Deficit
---------------------------------

Liabilities:
  Cash overdraft                                                                  $         -           $   286,850
  Mortgage payable                                                                  2,890,315             2,914,486
  Accounts payable and accrued expenses                                               205,235               211,404
  Accounts payable - affiliates                                                       555,404                12,452
  Accrued interest                                                                     21,677                65,539
  Security deposits and prepaid rent                                                   42,470                42,969
                                                                             -----------------     -----------------
        Total Liabilities                                                           3,715,101             3,533,700
                                                                             -----------------     -----------------

Partners' Capital (Deficit):
  The Partnership                                                                      66,200               172,598
  RPILP                                                                            (2,244,242)           (2,084,646)
                                                                             -----------------     -----------------
        Total Partners' Deficit                                                    (2,178,042)           (1,912,048)
                                                                             -----------------     -----------------

        Total Liabilities and Partners' Deficit                                   $ 1,537,059           $ 1,621,652
                                                                             =================     =================

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------

                    CARRIAGE HOUSE OF ENGLEWOOD JOINT VENTURE
                    -----------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------

                                                                        1998                1997                1996
                                                                    --------------      --------------      --------------
Income:
  Rental                                                               $  581,864          $  583,445           $ 640,124
  Other income                                                             41,465              42,620              44,915
                                                                    --------------      --------------      --------------
  Total Income                                                            623,329             626,065             685,039
                                                                    --------------      --------------      --------------

Expenses:
  Property operations                                                     422,898             436,621             455,678
  Interest:
    Paid to affiliates                                                     55,750              31,966                   -
    Other                                                                 261,029             262,807             264,455
  Depreciation and amortization                                             5,742               5,742              76,031
  Administrative:
    Paid to affiliates                                                     48,717              55,506              55,889
    Other                                                                  95,189              87,379             132,078
                                                                    --------------      --------------      --------------
  Total Expenses                                                          889,325             880,021             984,131
                                                                    --------------      --------------      --------------

Net loss                                                               $ (265,996)         $ (253,956)          $(299,092)
                                                                    ==============      ==============      ==============

Allocation of net loss:
  The Partnership                                                      $ (106,398)         $ (101,583)          $(119,638)
  RPILP                                                                  (159,598)           (152,373)           (179,454)
                                                                    --------------      --------------      --------------

Total                                                                  $ (265,996)         $ (253,956)          $(299,092)
                                                                    ==============      ==============      ==============

A reconciliation of the Partnership's investments in the Carriage House of Englewood Joint Venture is as follows:

                                                                1998              1997              1996
                                                            -------------     -------------     -------------
Investment in joint venture at beginning of year                $256,052          $362,134          $486,272
Amortization of excess purchase price                            (83,454)           (4,499)           (4,500)
Allocation of net loss                                          (106,398)         (101,583)         (119,638)

                                                            -------------     -------------     -------------

Investment in joint venture at end of year                      $ 66,200          $256,052          $362,134
                                                            =============     =============     =============

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


8.       INVESTMENT IN JOINT VENTURES (Con't):
         -----------------------------------

         The excess purchase price included in the investment in Carriage House of Englewood Joint Venture at December 31, 1997 was fully amortized during the year ended December 31, 1998 as the asset was determined to be impaired based upon historical losses being allocated to the Partnership.

         On August 20, 1992, the Partnership entered into a joint venture agreement for the purpose of operating Research Triangle Industrial Park West, an office/warehouse facility located in Research Triangle Park, North Carolina. The original joint venture agreement to develop and operate the property, created between Realmark Property Investors Limited Partnership-II (RPILP-II) and Adaron Group (Adaron), was dissolved, and the Partnership acquired Adaron's investment in the joint venture. In the transaction, the Partnership paid $575,459 to Adaron and acquired the equity and all rights previously held by Adaron. The agreement provides for 50% of any income or loss to be allocated to both the Partnership and RPILP-II.

         A summary of the assets, liabilities and equity of the Joint Venture as of December 31, 1998 and 1997 and the results of its operations for the years ended December 31, 1998, 1997 and 1996 follows.


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------

                         RESEARCH TRIANGLE JOINT VENTURE
                         -------------------------------
                                  BALANCE SHEET
                                  -------------
                           December 31, 1998 and 1997
                           --------------------------

Assets                                                                               1998                 1997
------                                                                          ----------------     ----------------
Land                                                                                 $  338,112           $  338,112
Land improvements                                                                       799,430              799,430
Buildings                                                                             4,130,637            4,130,637
                                                                                ----------------     ----------------
                                                                                      5,268,179            5,268,179
Less accumulated depreciation                                                         3,590,813            3,469,458
                                                                                ----------------     ----------------
Property, net                                                                         1,677,366            1,798,721

Cash                                                                                    688,674            1,127,231
Accounts receivable - affiliates                                                         29,925               20,603
Accounts receivable - other                                                                   -               35,731
Escrow deposits                                                                         559,679              330,058
Other assets                                                                            257,127              263,149
                                                                                ----------------     ----------------

        Total Assets                                                                 $3,212,771           $3,575,493
                                                                                ================     ================

Liabilities and Partners' Deficit
---------------------------------

Liabilities:
  Mortgage payable                                                                   $5,504,596           $5,558,723
  Accounts payable and accrued expenses                                                 106,256               90,069
                                                                                ----------------     ----------------
        Total Liabilities                                                             5,610,852            5,648,792
                                                                                ----------------     ----------------

Partners' Deficit:
  The Partnership                                                                    (1,298,455)          (1,136,064)
  RPILP-II                                                                           (1,099,626)            (937,235)
                                                                                ----------------     ----------------
        Total Partners' Deficit                                                      (2,398,081)          (2,073,299)
                                                                                ----------------     ----------------

        Total Liabilities and Partners' Deficit                                      $3,212,771           $3,575,493
                                                                                ================     ================



               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------

                         RESEARCH TRIANGLE JOINT VENTURE
                         -------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------

                                                               1998                1997                1996
                                                          ---------------      -------------      ---------------
Income:
  Rental                                                       $ 962,352          $ 886,634          $ 1,029,367
  Other                                                            6,985              5,496                  763
                                                          ---------------      -------------      ---------------
        Total Income                                             969,337            892,130            1,030,130
                                                          ---------------      -------------      ---------------

Expenses:
  Property operations                                            114,857            101,896              112,982
  Interest                                                       447,457            466,651              436,685
  Depreciation and amortization                                  138,263            170,218              172,099
  Administrative:
    Paid to affiliates                                            63,652             60,177               58,987
    Other                                                         29,890             28,052               12,352
                                                          ---------------      -------------      ---------------
        Total Expenses                                           794,119            826,994              793,105
                                                          ---------------      -------------      ---------------

Net income (loss)                                              $ 175,218          $  65,136          $   237,025
                                                          ===============      =============      ===============

Allocation of net income (loss):
  The Partnership                                              $  87,609          $  32,568          $   118,513
  RPILP-II                                                        87,609             32,568              118,512
                                                          ---------------      -------------      ---------------

        Total                                                  $ 175,218          $  65,136          $   237,025
                                                          ===============      =============      ===============

A reconciliation of the Partnership's investment in the Research Triangle Joint Venture is as follows:

                                                              1998               1997               1996
                                                          -------------     ---------------     --------------
Investment in joint venture at beginning of year              $193,588           $ 170,220          $  60,907
Distributions                                                (250,000)                   -                  -
Amortization of excess purchase price                          (9,200)             (9,200)            (9,200)
Allocation of net income (loss)                                 87,609              32,568            118,513
                                                          -------------     ---------------     --------------

Investment in joint venture at end of year                    $ 21,997           $ 193,588          $ 170,220
                                                          =============     ===============     ==============

                                       33

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------

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

         Minimum future rental payments for each of the next five years are as follows:

                   Year                                                 Amount
                   ----                                                 ------

                   1999                                               $  89,000
                   2000                                                  89,000
                   2001                                                  89,000
                   2002                                                  89,000
                   2003                                                  89,000


10.      LEASES (LESSOR):
         --------------

         In connection with the Inducon - Columbia property, the Partnership has entered into commercial lease agreements with terms from one to five years. Minimum future rentals to be received in the future under noncancelable operating leases are as follows:

                   Year                                                 Amount
                   ----                                                 ------

                   1999                                                $409,379
                   2000                                                 106,574
                   2001                                                   7,552


11.      GOING CONCERN CONSIDERATIONS:
         ----------------------------

         The Partnership has sustained recurring losses and has experienced operating cash flow difficulties. In addition, the mortgage payable on Countrybrook Estates of approximately $3,400,000 is due in July 1999. These factors combined have raised substantial doubt about the Partnership's ability to continue as a going concern.

         Management's plans are to refinance Countrybrook prior to its current maturity date of July 1999. Management believes that with the current occupancy at this complex, refinancing this property is probable at a lower interest rate than is currently being paid. Management also believes that the sale of Stonegate Townhomes and The Commons is in the best interests of the limited partners. With the improvements completed at Countrybrook Estates, management plans to increase rents charged in the coming year. At all complexes, management intends to closely monitor and control expenses.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


12.      SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
         ----------------------------------------------

                                   1998             1997             1996
                              --------------  ----------------  ----------------

Cash paid for interest          $ 1,005,349       $ 1,034,123        $  922,210
                              ==============  ================  ================


13.      RECLASSIFICATIONS
         -----------------

         Certain reclassifications have been made to the 1996 and 1997 balances to conform to the classifications used in 1998.


14.     GAIN FROM INSURANCE PROCEEDS
        ----------------------------

          On March 1, 1997, Countrybrook Estates experienced a flood that resulted in property damage estimated at a net book value of $203,569. The Partnership received insurance proceeds totaling $287,751, resulting in a gain for financial statement purposes of $84,002.


15.     LONG-LIVED ASSETS
        -----------------

         In the third quarter of 1998, the Partnership entered into a plan to dispose of the property of The Commons with a carrying amount of $2,633,733 and $2,717,075 at December 31, 1998 and 1997, respectively. The Commons incurred net losses of approximately $303,000, $470,000 and $395,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Management has determined that the sale of the property is in the best interests of the limited partners. The Partnership anticipates a sale in 1999.

         In 1997, the Partnership entered into a plan to dispose of the property of Countrybrook Estates with a carrying amount of $3,985,743 and $4,047,737 at December 31, 1998 and 1997, respectively. Countrybrook Estates incurred net losses of approximately $200,000, $207,000 and $237,000 for the years ended December 31, 1998, 1997, and 1996, respectively. Management has determined that the sale of the property is in the best interests of the limited partners. As of December 31, 1997, an agreement cancelable by the buyer was signed with an anticipated sales price of approximately $6,060,000. This agreement was canceled in the first quarter of 1998, and the Partnership discontinued its plans to sell the property.

         Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the The Commons and Countrybrook Estates, classified as held for sale on the balance sheet as of December 31, 1998 and 1997, respectively, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the years ended December 31, 1998 and 1997 totaled approximately $71,000 and $175,000, respectively. Management believes that the property's fair value has not changed significantly since being classified as held for sale.


SCHEDULE III

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI A
              ----------------------------------------------------
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                    ----------------------------------------
                                DECEMBER 31, 1998
                                -----------------


                                          Initial Cost to           Cost                            Gross Amounts at which
                                            Partnership          Capitalized                       Carried at Close of Period
                                   ----------------------------  Subsequent                   --------------------------------------
     Property                                                        to                                                       (1)(2)
   Description      Encumbrances      Land        Buildings     Acquisition   Retirements       Land         Buildings       Total
   -----------      ------------      ----        ---------     -----------   -----------       ----         ---------       -----
Beaver Creek
  Pittsburgh, PA    $  1,337,685  $   282,000   $  1,437,944   $   169,871    $       -   $   317,000    $  1,572,815  $  1,889,815

Countrybrook
  Estates
  Louisville, KY       3,415,000      882,272      4,277,115       439,996      279,908       884,622       4,434,853     5,319,475

Stonegate
  Mobile, AL           2,621,004      419,544      3,487,160       323,856            -       427,494       3,803,066     4,230,560

The Commons
  Tulsa, OK            1,850,350      525,000      2,304,303       521,609            -       525,000       2,825,912     3,350,912

Inducon-Columbia
Columbia, SC           2,168,462            -      1,503,710     3,172,562            -         5,282       4,670,990     4,676,272
                   -------------- ------------ --------------  ------------  ----------- -------------  -------------- -------------

                    $ 11,392,501  $ 2,108,816   $ 13,010,232   $ 4,627,894    $ 279,908   $ 2,159,398    $ 17,307,636  $ 19,467,034
                   ============== ============ ==============  ============  =========== =============  ============== =============


Carriage House of
  Englewood J.V.
  Dayton, OH        $  2,890,315  $   367,500    $ 2,341,254   $   146,569    $       -   $   367,500    $  2,487,823   $ 2,855,323
                   ============== ============ ==============  ============  =========== =============  ============== =============


Research Triangle
   J.V.
  Raleigh, NC       $  5,504,596  $   338,112    $ 4,920,738   $     9,329    $       -   $   338,112    $  4,930,067   $ 5,268,179
                   ============== ============ ==============  ============  =========== =============  ============== =============

(RESTUBBED TABLE)
                                          (3)(4)
                                      Accumulated      Date of      Date
                                     Depreciation   Construction  Acq'd.
                                     ------------   ------------  ------
Beaver Creek
  Pittsburgh, PA                     $   585,592      1975         2/89

Countrybrook
  Estates
  Louisville, KY                       1,335,601      1972         6/89

Stonegate
  Mobile, AL                           1,254,532      1985         3/90

The Commons
  Tulsa, OK                              718,476      1970         3/91

Inducon-Columbia
Columbia, SC                           1,560,441      1989         5/89
                                    -------------

                                     $ 5,454,642
                                    =============


Carriage House of
  Englewood J.V.
  Dayton, OH                         $ 1,596,577      1972         5/92
                                    =============


Research Triangle
   J.V.
  Raleigh, NC                        $ 3,590,813      1983         8/92
                                    =============


SCHEDULE III
    (Continued)


             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
             ------------------------------------------------------
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                    ----------------------------------------
                                DECEMBER 31, 1998
                                -----------------


(1)    Cost for Federal income tax purposes is $ 19,467,034.

(2) A reconciliation of the carrying amount of land and buildings as of December 31, 1998, 1997 and 1996 is as follows:

                                                                     Partnership Properties
                                                                     ----------------------
                                                         1998                 1997                1996
                                                    ----------------     ---------------     ----------------
Balance at beginning of period                         $ 19,357,332        $ 18,774,247         $ 18,566,766
Additions                                                   109,702             862,993              207,481
Disposals                                                         -            (279,908)                   -
                                                    ----------------     ---------------     ----------------
Balance at end of period                               $ 19,467,034         $19,357,332         $ 18,774,247
                                                    ================     ===============     ================

                                                                    Joint Venture Properties
                                                                    ------------------------
                                                        1998                  1997                  1996
                                                    --------------        --------------        --------------
Balance at beginning of period                        $ 8,110,812           $ 8,049,484           $ 8,031,135
Additions                                                  12,690                61,328                18,349
                                                    --------------        --------------        --------------
Balance at end of period                              $ 8,123,502            $8,110,812           $ 8,049,484
                                                    ==============        ==============        ==============

(3) A reconciliation of accumulated depreciation for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                                      Partnership Properties
                                                                      ----------------------
                                                            1998               1997               1996
                                                        --------------     --------------     --------------
Balance at beginning of period                            $ 4,735,269        $ 4,212,761        $ 3,473,170
Additions charged to cost and expenses
  during the period                                           719,373            598,847            739,591
Accumulated cost and expenses
  written -off during the period                                    -            (76,339)                 -
                                                        --------------     --------------     --------------
Balance at end of period                                  $ 5,454,642         $4,735,269        $ 4,212,761
                                                        ==============     ==============     ==============

                                                                     Joint Venture Properties
                                                                     ------------------------
                                                            1998               1997               1996
                                                        --------------     --------------     --------------
Balance at beginning of period                            $ 5,066,035        $ 4,935,502        $ 4,431,001
Additions charged to cost and expenses during
  the  period                                                 121,355            130,533            504,501
                                                        --------------     --------------     --------------
Balance at end of period                                  $ 5,187,390         $5,066,035        $ 4,935,502
                                                        ==============     ==============     ==============

(4)    Balance applies entirely to buildings.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - VI A


         By:/S/  JOSEPH M. JAYSON                           04/14/99
            ---------------------                           --------
            JOSEPH M. JAYSON,                               Date
            Individual General Partner


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         By: /S/  JOSEPH M. JAYSON                          04/14/99
             ---------------------                          --------
            JOSEPH M. JAYSON, President                     Date
            Principal Executive Officer and Director

            /S/  MICHAEL J. COLMERAUER                      04/14/99
            --------------------------                      --------
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