Form 10-Q
period 1999-03-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 1999-08-06
CIK 822783

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                Commission File Number
March 31, 1999                                                0-17466

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
             (Exact Name of Registrant as specified in its charter)


        Delaware                                       16-1309987
(State of Formation)                     (IRS Employer Identification Number)



2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of March 31, 1999 the registrant had 157,377.9 units of limited partnership interest outstanding.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A

                                      INDEX
                                      -----


                                                                    PAGE NO.
                                                                    --------
PART I:  FINANCIAL INFORMATION
-------  ---------------------
         Balance Sheets -
                  March 31, 1999 and December 31, 1998                 3

         Statements of Operations -
                  Three Months Ended March 31, 1999 and 1998           4

         Statements of Cash Flows -
                  Three Months Ended March 31, 1999 and 1998           5

         Statements of Partners' (Deficit) Capital -
                  Three Months Ended March 31, 1999 and 1998           6

         Notes to Financial Statements                               7 - 22


PART II: MANAGEMENT'S DISCUSSION & ANALYSIS OF
                  FINANCIAL CONDITION & RESULTS OF
                  OPERATIONS                                        23 - 25


PART III:         FINANCIAL DATA SCHEDULE

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
                                 BALANCE SHEETS
                      March 31, 1999 and December 31, 1998
                                   (Unaudited)

                                                                         March 31,                December 31,
                                                                           1999                       1998
                                                                           ----                       ----
ASSETS
------
Property, at cost:
     Land and land improvements                                            $ 2,159,398                $ 2,159,398
     Buildings                                                              17,312,629                 17,307,636
     Furniture and fixtures                                                  1,103,695                  1,103,695
                                                                     ------------------         ------------------
                                                                            20,575,722                 20,570,729
     Less accumulated depreciation                                           6,712,503                  6,555,171
                                                                     ------------------         ------------------
          Property, net                                                     13,863,219                 14,015,558

Investments in real estate joint ventures                                       80,664                     88,197

Cash                                                                            83,076                     87,551
Accounts receivable                                                              9,358                      4,203
Escrow deposits                                                                459,791                    414,762
Mortgage costs, net of accumulated amortization
     of $305,520 and $272,395                                                  397,278                    430,404
Other assets                                                                    53,146                     65,374
                                                                     ------------------         ------------------

            Total Assets                                                  $ 14,946,532               $ 15,106,049
                                                                     ==================         ==================


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Mortgages payable                                                    $ 11,368,202               $ 11,392,501
     Accounts payable and accrued expenses                                     698,479                    637,504
     Interest payable                                                          107,927                    122,616
     Accounts payable - affiliates                                             522,833                    517,337
     Security deposits and prepaid rents                                       223,427                    210,517
                                                                     ------------------         ------------------
            Total Liabilities                                               12,920,868                 12,880,475
                                                                     ------------------         ------------------

Partners' (Deficit) Capital:
     General partners                                                         (341,008)                  (335,011)
     Limited partners                                                        2,366,672                  2,560,585
                                                                     ------------------         ------------------
           Total Partners' Capital                                           2,025,664                  2,225,574
                                                                     ------------------         ------------------

           Total Liabilities and Partners' Capital                        $ 14,946,532               $ 15,106,049
                                                                     ==================         ==================


                        See notes to financial statements


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)


                                                                       Three Months               Three Months
                                                                           Ended                      Ended
                                                                         March 31,                  March 31,
                                                                           1999                       1998
                                                                           ----                       ----
Income:
     Rental                                                                $ 1,029,272                  $ 953,366
     Interest and other income                                                  70,141                     54,734
                                                                     ------------------         ------------------
     Total income                                                            1,099,413                  1,008,100
                                                                     ------------------         ------------------

Expenses:
     Property operations                                                       671,067                    704,122
     Interest                                                                  249,278                    239,327
     Depreciation and amortization                                             190,458                    209,777
     Administrative:
          To affiliates                                                         84,926                     80,584
          Other                                                                 96,061                    126,879
                                                                     ------------------         ------------------
     Total expenses                                                          1,291,790                  1,360,689
                                                                     ------------------         ------------------

Loss before allocated loss from joint ventures                                (192,377)                  (352,589)

Allocated income (loss) from joint ventures                                     (7,533)                     2,508
                                                                     ------------------         ------------------

Net loss                                                                    $ (199,910)                $ (350,081)
                                                                     ==================         ==================

Loss per limited partnership unit                                              $ (1.23)                   $ (2.16)
                                                                     ==================         ==================

Distributions per limited partnership unit                                         $ -                        $ -
                                                                     ==================         ==================

Weighted average number of
     limited partnership units
     outstanding                                                               157,378                    157,378
                                                                     ==================         ==================


                        See notes to financial statements


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                       Three Months               Three Months
                                                                           Ended                      Ended
                                                                         March 31,                  March 31,
                                                                           1999                       1998
                                                                           ----                       ----
Cash flow from operating activities:
     Net loss                                                               $ (199,910)                $ (350,081)

Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                             190,458                    209,777
     Net loss (income) from joint ventures                                       7,533                     (2,508)
Changes in operating assets and liabilities:
     Accounts receivable                                                        (5,155)                   (10,538)
     Other assets                                                               12,228                    (18,431)
     Accounts payable and accrued expenses                                      60,975                    (79,859)
     Interest payable                                                          (14,689)                         -
     Security deposits and prepaid rent                                         12,910                      6,940
                                                                     ------------------         ------------------
Net cash provided by (used in) operating activities                             64,350                   (244,700)
                                                                     ------------------         ------------------

Cash flow from investing activities:
     Capital expenditures                                                       (4,993)                   (13,969)
     Escrow deposits                                                           (45,029)                   (37,253)
     Accounts payable - affiliates                                               5,496                     97,595
                                                                     ------------------         ------------------
Net cash (used in) provided by investing activities                            (44,526)                    46,373
                                                                     ------------------         ------------------

Cash flows from financing activities:
     Cash overdraft                                                                  -                    185,735
     Principal payments on mortgages                                           (24,299)                   (23,260)
     Mortgage acquisition costs                                                      -                     35,852
                                                                     ------------------         ------------------
Net cash provided by financing activities                                      (24,299)                   198,327
                                                                     ------------------         ------------------

Decrease in cash                                                                (4,475)                         -

Cash - beginning of period                                                      87,551                          -
                                                                     ------------------         ------------------

Cash - end of period                                                          $ 83,076                        $ -
                                                                     ==================         ==================

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                                  $ 164,656                  $ 691,893
                                                                     ==================         ==================

                        See notes to financial statements


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                   Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                 General                        Limited Partners
                                                 Partners
                                                  Amount                 Units                  Amount
                                                  ------                 -----                  ------
Balance, January 1, 1998                           $ (283,600)           157,377.9               $ 3,638,238

Net loss                                              (10,502)                   -                  (339,579)
                                             -----------------       --------------        ------------------

Balance, March 31, 1998                            $ (294,102)           157,377.9               $ 3,298,659
                                             =================       ==============        ==================


Balance, January 1, 1999                           $ (335,011)           157,377.9               $ 2,560,585

Net loss                                               (5,997)                   -                  (193,913)
                                             -----------------       --------------        ------------------

Balance, March 31, 1999                            $ (341,008)           157,377.9               $ 2,366,672
                                             =================       ==============        ==================


                        See notes to financial statements


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
                          NOTES TO FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)


1.      GENERAL PARTNERS' DISCLOSURE
        ----------------------------

        In the opinion of the General Partners of Realmark Property Investors Limited Partnership VI-A, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the three month periods ended March 31, 1999 and 1998, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


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

        --------------------------------------  -----------

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

        Cash
        ----

        For purposes of reporting cash flows, cash includes the following items: cash on hand; cash in checking; and money market savings.

        ------------------------------------------  -----------

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

        Rents Receivable
        ----------------

        Due to the nature of these accounts, residential rents receivable are fully reserved as of March 31, 1999 and 1998.

        Comprehensive Income
        --------------------

        The Partnership has adopted Statement of Financial Accounting Standards
        (SFAS) No. 130, Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as "the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources". Other than net income (loss), the Partnership has no other sources of comprehensive income.

        ------------------------------------------  -----------

        Segment Information
        -------------------

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the way public business enterprises report information about operating segments in annual financial statements. The Partnership's only operating segment is the ownership and operation of income- producing real property for the benefit of its limited partners.


4.      ACQUISITION AND DISPOSITION OF RENTAL PROPERTY
--      ----------------------------------------------

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

        ----------------------------------------------  -----------

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


5.       MORTGAGES AND NOTES PAYABLE
         ---------------------------

        In connection with the acquisition of rental property, the Partnership obtained mortgages as follows:

        Countrybrook Estates (formerly West Creeke)
        -------------------------------------------

        A mortgage with a balance of $3,415,000 at March 31, 1999 and 1998, providing for monthly interest only payments at a rate of 3.50% above the one-month LIBOR rate (8.50% at March 31, 1999). The note matures June 1999. Management is currently looking for permanent financing for this complex.

        Inducon - Columbia
        ------------------

        A mortgage payable with a balance of $2,157,166 and $2,188,530 at March 31, 1999 and 1998 with monthly payments of $16,787 including interest at 7.867%. The maturity date of the mortgage is October 2022.

        ---------------------------  -----------

        Stonegate
        ---------

        A mortgage with a balance of $2,615,597 and $2,633,617 at March 31, 1999 and 1998, providing for monthly principal and interest payments of $20,207, bearing interest at 8.43%. The note matures July 2027.

        The Commons on Lewis Avenue (formerly Williamsburg Commons)

        A mortgage with a balance of $1,845,652 and $1,860,731 at March 31, 1999 and 1998, respectively, providing for monthly interest only payments ranging from 8% to 12% annually (11% at March 31, 1999). The mortgage is due and payable April 1, 2001.

        Beaver Creek
        ------------

        A mortgage with a balance of $1,334,788 and $1,346,250 at March 31, 1999 and 1998, respectively, providing for monthly principal and interest payments of $10,137, bearing interest at 8.23%. The note matures July 2027.

        The mortgages described above are secured by the individual properties to which they relate.

        The aggregate maturities of mortgages payable for each of the next five years and thereafter are as follows:

                  Year                        Amount
                  ----                        ------

                  1999                     $  3,519,794
                  2000                           95,033
                  2001                        1,869,001
                  2002                           84,789
                  2003                           91,941
                  Thereafter                  5,731,943
                                           ------------

                  TOTAL                    $ 11,392,501
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

        Management has determined that the estimated fair values of the mortgages payable on Stonegate Townhouses, Inducon-Columbia, The Commons and Beaver Creek, with approximate carrying values of $2,620,000, $2,200,000, $1,900,000 and $1,400,000 at March 31, 1999, respectively, are believed to approximate their carrying value since new mortgages were obtained recently.

        Management has estimated the fair value of the mortgage payable on Countrybrook Estates approximates its carrying value of $3,415,000 because the mortgage has a variable interest rate.

        Refer to Note 5 for a description of the terms of the mortgages payable.


7.      RELATED PARTY TRANSACTIONS
        --------------------------

        Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled approximately $45,000 and $54,000 for the three months ended March 31, 1999 and 1998, respectively.

        According to the terms of the Partnership Agreement, the General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. There were no such fees paid or accrued for the three months ended March 31, 1999 or 1998.

        --------------------------------------

        The general partners are also allowed to collect a property disposition fee upon the sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties, or 3% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their original capital contributions. No properties have been sold as of March 31, 1999 and accordingly, there have been no property disposition fees paid or earned by the general partner.

        Partnership accounting and portfolio management fees, investor services fees and brokerage fees are allocated based on total assets, the number of partners, and number of units, respectively. In addition to the above, other property specific expenses, such as payroll, benefits, etc. are charged to property operations on the Statement of Operations.

        Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partner based, in part, upon the number of apartment units and complexes. Such amounts totaled approximately $2,865 and $2,640 for the three months ended March 31, 1999 and 1998, respectively.

        Accounts payable - affiliates amounted to $522,833 and $135,557 at March 31, 1999 and 1998, respectively. This balance is payable to the General Partners and/or its affiliates on demand.


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

        ------------------------

        The reconciliation of net loss for the three months ended March 31, 1999 and 1998 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:




                                                       March 31,                   March 31,
                                                         1999                        1998
                                                         ----                        ----
        Net loss - statement of operations           $  (199,910)               $   (350,081)
        Add to (deduct from):
         Difference in depreciation                     (  4,800)                     20,254
         Tax basis adjustments -
         Joint Ventures                                  (38,000)                      2,509
         Allowance for doubtful accounts                   8,900                      31,720
                                                     ------------               -------------

        Net (loss) - tax return purposes             $  (233,810)               $   (295,598)
                                                     ============               =============



        The reconciliation of Partners' Capital as of March 31, 1999 and
        December 31, 1998 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                       March 31,                December  31,
                                                         1999                       1998

        Partners' Capital - balance sheet            $  2,025,664               $  2,225,574

        Add to (deduct from):
         Accumulated difference in
         depreciation                                     196,193                    200,993
         Tax basis adjustment -
         Joint Ventures                                   762,244                    800,244
         Syndication fees                               2,312,863                  2,312,863
         Other non-deductible expenses                    587,645                    578,745
                                                     -------------              -------------

        Partners' Capital - tax return purposes      $  5,884,609               $  6,118,419
                                                     =============              =============


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

        A summary of the assets, liabilities and partners' capital (deficiency) of the joint venture as of March 31, 1999 and December 31, 1998 and the results of its operations for the three months ended March 31, 1999 and 1998 is as follows:

                    CARRIAGE HOUSE OF ENGLEWOOD JOINT VENTURE
                                 BALANCE SHEETS
                      March 31, 1999 and December 31, 1998



                                                             March 31,                 December 31,
                                                               1999                        1998
                                                               ----                        ----
ASSETS
------
Property, at cost:
     Land and land improvements                                 $ 367,500                   $ 367,500
     Building                                                   2,487,823                   2,487,823
     Building equipment                                           164,142                     164,142
                                                      --------------------        --------------------
                                                                3,019,465                   3,019,465
     Less accumulated depreciation                              1,753,995                   1,753,995
                                                      --------------------        --------------------
          Property, net                                         1,265,470                   1,265,470

Cash                                                               31,838                      26,716
Escrow deposits                                                    76,787                      65,464
Other assets                                                      268,581                     179,410
                                                      --------------------        --------------------

                 Total Assets                                 $ 1,642,676                 $ 1,537,060
                                                      ====================        ====================


LIABILITIES AND PARTNERS' (DEFICIT)
-----------------------------------

Liabilities:
     Mortgages payable                                        $ 2,884,798                 $ 2,890,315
     Accounts payable and accrued expenses                        247,434                     205,236
     Accounts payable - affiliates                                688,704                     555,404
     Accrued interest                                              21,636                      21,677
     Security deposits and prepaid rent                            37,557                      42,470
                                                      --------------------        --------------------
                 Total Liabilities                              3,880,129                   3,715,102
                                                      --------------------        --------------------


Partners' Capital (Deficit):
     The Partnership                                               42,436                      66,200
     RPILP                                                     (2,279,889)                 (2,244,242)
                                                      --------------------        --------------------
                Total Partners' (Deficit)                      (2,237,453)                 (2,178,042)
                                                      --------------------        --------------------

                Total Liabilities and Partners' (Deficit)     $ 1,642,676                 $ 1,537,060
                                                      ====================        ====================


                    CARRIAGE HOUSE OF ENGLEWOOD JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1999 and 1998

                                          Three Months           Three Months
                                              Ended                  Ended
                                            March 31,              March 31,
                                              1999                   1998
                                              ----                   ----

Income:
     Rental                                      $ 161,940            $ 144,562
     Interest and other income                      14,783                7,513
                                        -------------------   ------------------
     Total income                                  176,723              152,075
                                        -------------------   ------------------

Expenses:
     Property operations                           113,632              172,011
     Interest                                       64,950               65,426
     Depreciation and amortization                   1,436                1,436
     Administrative                                 56,116               25,593
                                        -------------------   ------------------
     Total expenses                                236,134              264,466
                                        -------------------   ------------------

Net loss                                         $ (59,411)          $ (112,391)
                                        ===================   ==================



Allocation of net loss:
     The Partnership                             $ (23,764)           $ (44,956)
     RPILP                                         (35,647)             (67,435)
                                        -------------------   ------------------

                                                 $ (59,411)          $ (112,391)
                                        ===================   ==================

        ----------------------------------------

        A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                          1999           1998
                                                          ----           ----

        Investment in joint venture, January 1        $  66,200       $ 256,052
        Allocation of net loss                          (23,764)        (44,956)
                                                      ----------      ----------

        Investment in joint venture, March 31         $  42,436       $ 211,096
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

        A summary of the assets, liabilities and equity of the joint venture as of March 31, 1999 and December 31, 1998 and the results of its operations for the three months ended March 31, 1999 and 1998 is as follows:

                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                                 BALANCE SHEETS
                      March 31, 1999 and December 31, 1998



                                                               March 31,                December 31,
                                                                 1999                      1998
                                                                 ----                      ----
ASSETS
------
Cash and cash equivalents                                        $ 855,505                 $ 688,674
Property, net of accumulated depreciation                        1,647,027                 1,677,366
Other assets                                                       765,864                   846,731
                                                        -------------------       -------------------
                 Total Assets                                  $ 3,268,396               $ 3,212,771
                                                        ===================       ===================


LIABILITIES AND PARTNERS' (DEFICIT)
-----------------------------------

Liabilities:
     Notes payable                                             $ 5,433,256               $ 5,504,596
     Accounts payable - affiliates                                   8,718                         -
     Accounts payable and accrued expenses                         852,041                   106,256
                                                        -------------------       -------------------
                 Total Liabilities                               6,294,015                 5,610,852
                                                        -------------------       -------------------

Partners' (Deficit):
     General partners                                           (1,413,395)               (1,099,626)
     Other investors                                            (1,612,224)               (1,298,455)
                                                        -------------------       -------------------
                Total Partners' (Deficit)                       (3,025,619)               (2,398,081)
                                                        -------------------       -------------------

                Total Liabilities and Partners' (Deficit)      $ 3,268,396               $ 3,212,771
                                                        ===================       ===================


                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1999 and 1998

                                            Three Months            Three Months
                                                Ended                   Ended
                                              March 31,               March 31,
                                                 1999                    1998
                                                 ----                      ----

Income:
     Rental                                        $ 265,029          $ 289,403
     Interest and other income                            75                218
                                           ------------------   ----------------
     Total income                                    265,104            289,621
                                           ------------------   ----------------

Expenses:
     Property operations                              34,666             24,704
     Interest                                        144,913            115,521
     Depreciation and amortization                    35,310             37,881
     Administrative                                   17,753             16,585
                                           ------------------   ----------------
     Total expenses                                  232,642            194,691
                                           ------------------   ----------------

Net income                                          $ 32,462           $ 94,930
                                           ==================   ================




Allocation of net income (loss):
     The Partnership                                $ 16,231           $ 47,465
     RPILP II                                         16,231             47,465
                                           ------------------   ----------------

                                                    $ 32,462           $ 94,930
                                           ==================   ================

        ----------------------------------------

        A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                        1999             1998
                                                        ----             ----

        Investment in joint venture, January 1      $  21,997         $ 193,588
        Distribution                                     -                 -
        Allocation of net income                       16,231            47,465
                                                    ---------         ---------

        Investment in joint venture, March 31         $     38,228    $ 241,053
                                                      ============    =========

PART II  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ----------------------------------------------

Liquidity and Capital Resources:
--------------------------------

The Partnership continued to struggle this quarter with continued low occupancies at Carriage House of Englewood, a joint venture in which the Partnership owns 40%. The other properties in the Partnership continued to enjoy stable, and in many cases, high occupancies. Management is optimistic that the occupancy, and resulting rental revenue, will continue to rise (or be maintained) during the remainder of 1999 as significant physical improvements are being made at the properties which make them more attractive and desirable to potential renters. Management continues to concentrate on decreasing expenses in order to turn the financial position of the Partnership around.

The General Partners and their affiliates have loans outstanding to the Partnership of $244,456 as of March 31, 1999. Such loans were made to either cover cash flow shortages or in the form of expenses paid by the corporate General Partner on behalf of the Partnership. The outstanding advances to the Partnership are payable on demand, and there is no assurance that such advances/loans will continue since the General Partners are under no obligation to fund shortfalls. No distributions were made during the three months ended March 31, 1999 or 1998. The Partnership has been, and expects to continue, using the cash generated from operations to complete necessary capital improvements (both capitalizable and non-capitalizable) and deferred and routine maintenance at the properties in the Partnership. Until such time as all necessary improvements are completed and the loans from the General Partners and/or their affiliates are repaid, management does not expect to resume making distributions.

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

--------------------------------------------

Management has discussed with outside independent computer consultants its readiness for the Year 2000. The majority of the software in use is either "2000 compliant" or will be with little adaptation and at no significant cost per information provided by their software providers. Management has also engaged a computer firm to re-write its tax software making it Year 2000 compliant. This work began May 1, 1999 and is expected to take three months. Management has a complete inventory of its computers and feels that the cost of replacing those which will not be "2000 compliant" will be relatively minor (i.e., most likely under $20,000). Non-informational systems have also been evaluated and management feels that there will be little, if any, cost to preparing these for the Year 2000 (i.e., most likely under $20,000). Management expects to be fully Year 2000 compliant with all testing done by September 30, 1999. The Partnership is working on a contingency plan in the unlikely event that its systems do not operate as planned. It is management's belief that in the unlikely event that its informational systems do not operate as planned in the year 2000, all records could be maintained manually until the problems with its systems are resolved. Management feels that its external vendors, suppliers and customers, for the most part, will be unaffected by the Year 2000 as most do not rely on information systems in their businesses.



Results of Operations:
----------------------

For the quarter ended March 31, 1999, the Partnership's net loss was $199,910 or $1.23 per limited partnership unit. Net loss for the quarter ended March 31, 1998 amounted to $350,081 or $2.16 per unit.

Partnership revenue for the three months ended March 31, 1999 totaled $1,099,413, an increase of approximately $91,000 from the 1998 amount of $1,008,100. Total rental revenue increased approximately $76,000, while interest and other income increased by just over $15,000. The increase in rental revenue can be attributed to continued high occupancy levels at Inducon-Columbia, Beaver Creek and Stonegate Townhouses, all of which averaged occupancies between 95 and 100% for the first three months of 1999. Management continues to offer rental concessions and other promotions in an attempt to increase the occupancies at the other complexes in the Partnership; management feels the concessions offered at The Commons and Countrybrook Estates have been successful as occupancy percentages have remained in the 90's for several months at both complexes which have in the past been troubled by declining occupancy.

---------------------  ------------

For the quarter ended March 31, 1999, Partnership expenses amounted to $1,291,790, decreasing approximately $69,000 from the same 1998 quarter amount of $1,360,689. A decrease in property operations expenditures of approximately $33,000 was responsible for almost 48% of the total decrease in expenses. Payroll and related costs and repairs and maintenance expenses have begun to decrease as the physical improvement work being done at the properties nears completion. Such work included painting, both interior and exterior, carpet and appliance replacement and other improvements to the outside of all of the residential complexes in order to attract new tenants. Much of this work was being done by on-site personnel in an attempt to keep the cost of such work lower than would otherwise be incurred if outside contractors were used. There was also a decrease in total administrative expenses between the two three month periods totaling just over $26,000. This decrease is due to less management fees paid to outside parties (i.e., other than an affiliate of the General Partners), decreased legal fees due to decreased delinquencies, and decreased leasing fees due to somewhat stable occupancies.

For the three month period ended March 31, 1999, the Carriage House of Englewood Joint Venture generated a net loss of $59,411, a decrease from the net loss of $112,391 for the three month period ended March 31, 1998. Pursuant to the terms of the joint venture agreement, the Partnership was allocated $23,764 of the loss in 1999 and $44,956 of the loss in 1998. This property is in need of continued repairs and deferred maintenance; accordingly, management anticipates continuing high property operations expenses throughout 1999.

The Research Triangle Industrial Park Joint Venture had net income of $32,462 for the three month period ended March 31, 1999 with $16,231 of the income allocated to the Partnership. For the three month period ended March 31, 1998, the Joint Venture had net income of $94,930 with one-half or $47,465 of the income allocated to the Partnership. The Research Triangle Office Complex continues to enjoy high occupancy and positive cash flow.

On a tax basis, the partnership had a net loss of $233,810 or $1.44 per limited partner unit for the three month period ended March 31, 1999 versus a tax loss of $295,598 or $1.82 per unit for the three month period ended March 31, 1998.

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP VI-A


By:      /s/  Joseph M. Jayson                                August 4, 1999
         ---------------------                                --------------
         Joseph M. Jayson,                                    Date
         Individual General Partner and
         Principal Financial Officer