Form 10-Q
period 1999-06-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 1999-10-05
CIK 822783

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
June 30, 1999                                                    0-17466

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
             (Exact Name of Registrant as specified in its charter)


      Delaware                                           16-1309987
(State of Formation)                        (IRS Employer Identification Number)



2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of June 30, 1999 the registrant had 157,377.9 units of limited partnership interest outstanding.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------

                                      INDEX
                                      -----

                                                                                     PAGE NO.
                                                                                     --------
PART I:  FINANCIAL INFORMATION
-------  ---------------------
         Balance Sheets -
                           June 30, 1999 and December 31, 1998                          3

                  Statements of Operations -
                           Three Months Ended June 30, 1999 and 1998                    4

                  Statements of Operations -
                           Six Months Ended June 30, 1999 and 1998                      5

                  Statements of Cash Flows -
                           Six Months Ended June 30, 1999 and 1998                      6

                  Statements of Partners' (Deficit) Capital -
                           Six Months Ended June 30, 1999 and 1998                      7

                  Notes to Financial Statements                                       8 - 23



PART II:          MANAGEMENT'S DISCUSSION & ANALYSIS OF
--------          FINANCIAL CONDITION & RESULTS OF
                  --------------------------------
                  OPERATIONS                                                         24 - 27
                  ----------


PART III:         FINANCIAL DATA SCHEDULE                                                 30
--------          -----------------------


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                       June 30, 1999 and December 31, 1998
                       -----------------------------------
                                   (Unaudited)

                                                            June 30,           December 31,
                                                              1999                 1998
                                                              ----                 ----
ASSETS
------

Property, at cost:
     Land and land improvements                           $  2,161,398         $  2,159,398
     Buildings                                              17,312,629           17,307,636
     Furniture and fixtures                                  1,103,695            1,103,695
                                                          ------------         ------------
                                                            20,577,722           20,570,729
     Less accumulated depreciation                           6,869,836            6,555,171
                                                          ------------         ------------
          Property, net                                     13,707,886           14,015,558

Investments in real estate joint ventures                     (222,371)              88,197

Cash                                                            39,402               87,551
Escrow deposits                                                512,342              414,762
Accounts receivable                                             12,904                4,203
Mortgage costs, net of accumulated amortization
     of $338,645 and $272,395                                  379,153              430,404
Other assets                                                    36,559               65,374
                                                          ------------         ------------

            Total Assets                                  $ 14,465,875         $ 15,106,049
                                                          ============         ============


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Mortgages payable                                    $ 11,348,123         $ 11,392,501
     Accounts payable and accrued expenses                     733,380              637,504
     Accounts payable - affiliates                             145,515              517,337
     Accrued interest                                          117,463              122,616
     Security deposits and prepaid rents                       224,361              210,517
                                                          ------------         ------------
            Total Liabilities                               12,568,842           12,880,475
                                                          ------------         ------------

Partners' (Deficit) Capital:
     General partners                                         (344,867)            (335,011)
     Limited partners                                        2,241,900            2,560,585
                                                          ------------         ------------
           Total Partners' Capital                           1,897,033            2,225,574
                                                          ------------         ------------

           Total Liabilities and Partners' Capital        $ 14,465,875         $ 15,106,049
                                                          ============         ============

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                    Three Months Ended June 30, 1999 and 1998
                    -----------------------------------------
                                   (Unaudited)

                                                          Three Months          Three Months
                                                             Ended                  Ended
                                                            June 30,              June 30,
                                                              1999                  1998
                                                              ----                  ----
Income:
     Rental                                               $ 1,049,415            $   977,890
     Interest and other income                                 78,128                 67,001
                                                          -----------            -----------
     Total income                                           1,127,543              1,044,891
                                                          -----------            -----------

Expenses:
     Property operations                                      659,059                719,827
     Interest                                                 274,029                279,952
     Depreciation and amortization                            190,458                189,955
     Administrative:
          To affiliates                                        88,055                 82,668
          Other                                                71,539                 91,605
                                                          -----------            -----------
     Total expenses                                         1,283,140              1,364,007
                                                          -----------            -----------

Loss before allocated income from joint ventures             (155,597)              (319,116)

Allocated income from joint ventures                           26,965                  2,614
                                                          -----------            -----------

Net loss                                                  $  (128,631)           $  (316,502)
                                                          ===========            ===========

Loss per limited partnership unit                         $     (0.79)           $     (1.95)
                                                          ===========            ===========

Distributions per limited partnership unit                $      --              $      --
                                                          ===========            ===========

Weighted average number of
     limited partnership units
     outstanding                                              157,378                157,378
                                                          ===========            ===========

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                     Six Months Ended June 30, 1999 and 1998
                     ---------------------------------------
                                   (Unaudited)

                                                            Six Months          Six Months
                                                               Ended               Ended
                                                             June 30,            June 30,
                                                               1999                1998
                                                               ----                ----
Income:
     Rental                                                $ 2,078,687          $ 1,931,256
     Interest and other income                                 148,269              121,735
                                                           -----------          -----------
     Total income                                            2,226,956            2,052,991
                                                           -----------          -----------

Expenses:
     Property operations                                     1,330,126            1,423,949
     Interest                                                  523,307              519,279
     Depreciation and amortization                             380,916              399,732
     Administrative:
          To affiliates                                        172,981              163,252
          Other                                                167,600              218,484
                                                           -----------          -----------
     Total expenses                                          2,574,930            2,724,696
                                                           -----------          -----------

Loss before allocated income from joint ventures              (347,974)            (671,705)

Allocated income from joint ventures                            19,432                5,122
                                                           -----------          -----------

Net loss                                                   $  (328,541)         $  (666,583)
                                                           ===========          ===========

Loss per limited partnership unit                          $     (2.02)         $     (4.11)
                                                           ===========          ===========

Distributions per limited partnership unit                 $      --            $      --
                                                           ===========          ===========

Weighted average number of
     limited partnership units
     outstanding                                               157,378              157,378
                                                           ===========          ===========


                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                     Six Months Ended June 30, 1999 and 1998
                     ---------------------------------------
                                   (Unaudited)

                                                              Six Months         Six Months
                                                                 Ended              Ended
                                                               June 30,           June 30,
                                                                 1999               1998
                                                                 ----               ----
Cash flow from operating activities:
     Net loss                                                  $(328,541)         $(666,583)

Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                               380,916            399,732
     Net income from joint ventures                              (19,432)            (5,122)
Changes in operating assets and liabilities:
     Escrow deposits                                             (97,580)          (135,974)
     Accounts receivable                                          (8,701)                (2)
     Other assets                                                 28,815               (777)
     Accounts payable and accrued expenses                        95,876            188,696
     Accrued interest                                             (5,153)              --
     Security deposits and prepaid rent                           13,844              1,080
                                                               ---------          ---------
Net cash provided by (used in) operating activities               60,043           (218,950)
                                                               ---------          ---------

Cash flow from investing activities:
     Capital expenditures                                         (6,993)            41,944
     Distributions from joint ventures                           330,000            250,000
                                                               ---------          ---------
Net cash provided by investing activities                        323,007            291,944
                                                               ---------          ---------

Cash flows from financing activities:
     Cash overdraft                                                 --              (59,352)
     Principal payments on mortgages                             (44,378)          (113,793)
     Mortgage acquisition costs                                  (15,000)            (5,588)
     Accounts payable - affiliates                              (371,822)           105,739
                                                               ---------          ---------
Net cash used in financing activities                           (431,200)           (72,994)
                                                               ---------          ---------

Decrease in cash                                                 (48,149)              --

Cash - beginning of period                                        87,551               --
                                                               ---------          ---------

Cash - end of period                                           $  39,402          $    --
                                                               =========          =========

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                    $ 528,460          $ 425,062
                                                               =========          =========


                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                    -----------------------------------------
                     Six Months Ended June 30, 1999 and 1998
                     ---------------------------------------
                                   (Unaudited)


                                       General            Limited Partners
                                       Partners
                                        Amount           Units         Amount
                                        ------           -----         ------

Balance, January 1, 1998             $  (298,557)     157,377.9     $ 3,739,262

Net loss                                 (19,997)          --          (646,586)
                                     -----------      ---------     -----------

Balance, June 30, 1998               $  (318,554)     157,377.9     $ 3,092,676
                                     ===========      =========     ===========




Balance, January 1, 1999             $  (335,011)     157,377.9     $ 2,560,585

Net loss                                  (9,856)          --          (318,685)
                                     -----------      ---------     -----------

Balance, June 30, 1999               $  (344,867)     157,377.9     $ 2,241,900
                                     ===========      =========     ===========

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     Six Months Ended June 30, 1999 and 1998
                     ---------------------------------------
                                   (Unaudited)


1.      GENERAL PARTNERS' DISCLOSURE
        ----------------------------

        In the opinion of the General Partners of Realmark Property Investors Limited Partnership VI-A, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the six month periods ended June 30, 1999 and 1998, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


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

        ---------------------------------------------------

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

        -------------------------------------------------------

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

        Rents Receivable
        ----------------

        Due to the nature of these accounts, residential rents receivable are fully reserved as of June 30, 1999 and 1998.

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

        -------------------------------------------------------

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

        -----------------------------------------------------------

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


5.      MORTGAGES AND NOTES PAYABLE
        ---------------------------

        In connection with the acquisition of rental property, the Partnership obtained mortgages as follows:

        Countrybrook Estates (formerly West Creeke)
        -------------------------------------------

        A mortgage with a balance of $3,415,000 at June 30, 1999 and 1998, providing for monthly interest only payments at a rate of 3.50% above the one-month LIBOR rate (8.43750% at June 30, 1999). The note matured June 1999. Subsequent to June 30, 1999, management obtained permanent financing on this property and the prior mortgage was satisfied in full with no gain or loss being recorded. See Note 10.

        Inducon - Columbia
        ------------------

        A mortgage payable with a balance of $2,152,349 and $2,182,126 at June 30, 1999 and 1998 with monthly payments of $16,787 including interest at 7.867%. The maturity date of the mortgage is October 2022.

        ----------------------------------------

        Stonegate
        ---------

        A mortgage with a balance of $2,609,477 and $2,632,634 at June 30, 1999 and 1998, providing for monthly principal and interest payments of $20,207, bearing interest at 8.43%. The note matures July 2027.

        The Commons on Lewis Avenue (formerly Williamsburg Commons)
        -----------------------------------------------------------

        A mortgage with a balance of $1,839,764 and $1,859,236 at June 30, 1999 and 1998, respectively, providing for monthly interest only payments ranging from 8% to 12% annually (12% at June 30, 1999). The mortgage is due and payable April 1, 2001.

        Beaver Creek
        ------------

        A mortgage with a balance of $1,331,533 and $1,342,223 at June 30, 1999 and 1998, respectively, providing for monthly principal and interest payments of $10,137, bearing interest at 8.23%. The note matures July 2027.

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

        Management has determined that the estimated fair values of the mortgages payable on Stonegate Townhouses, Inducon-Columbia, The Commons and Beaver Creek, with approximate carrying values of $2,610,000, $2,150,000, $1,840,000 and $1,332,000 at June 30, 1999, respectively, are believed to approximate their carrying value since new mortgages were obtained recently.

        Management has estimated the fair value of the mortgage payable on Countrybrook Estates approximates its carrying value of $3,415,000 because the mortgage has a variable interest rate.

        Refer to Note 5 for a description of the terms of the mortgages payable.


7.      RELATED PARTY TRANSACTIONS
        --------------------------

        Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled approximately $90,118 and $102,885 for the six months ended June 30, 1999 and 1998, respectively.

        According to the terms of the Partnership Agreement, the General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. There were no such fees paid or accrued for the six months ended June 30, 1999 or 1998.

        ---------------------------------------

        The general partners are also allowed to collect a property disposition fee upon the sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties, or 3% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their original capital contributions. No properties have been sold as of June 30, 1999 and accordingly, there have been no property disposition fees paid or earned by the general partner.

        Partnership accounting and portfolio management fees, investor services fees and brokerage fees are allocated based on total assets, the number of partners, and number of units, respectively. In addition to the above, other property specific expenses, such as payroll, benefits, etc. are charged to property operations on the Statement of Operations.

        Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partner based, in part, upon the number of apartment units and complexes. Such amounts totaled approximately $5,280 for both the six months ended June 30, 1999 and 1998.

        Accounts payable - affiliates amounted to $127,775 and $141,268 at June 30, 1999 and 1998, respectively. This balance is payable to the General Partners and/or its affiliates on demand. The outstanding payable is accruing interest at the rate of 11% on the average outstanding balance compounded quarterly. Interest accrued for the six months ended June 30, 1999 totaled approximately $17,740.


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

        -------------------------

        The reconciliation of net loss for the six months ended June 30, 1999 and 1998 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:

                                                          June 30,           June 30,
                                                            1999               1998
                                                            ----               ----
        Net loss - statement of operations              $(310,801)          $(666,583)


        Add to (deduct from):
         Difference in depreciation                        (9,600)            (17,640)
         Tax basis adjustments -
         Joint Ventures                                   (76,000)             40,678
         Allowance for doubtful accounts                   18,000              75,978
                                                        ---------           ---------

        Net (loss) - tax return purposes                $(378,401)          $(567,567)
                                                         =========           =========


        The reconciliation of Partners' Capital as of June 30, 1999 and December
        31, 1998 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                         June 30,            December  31,
                                                           1999                  1998
                                                           ----                  ----

Partners' Capital - balance sheet                       $1,914,773            $2,225,574

Add to (deduct from):
 Accumulated difference in
 depreciation                                              191,393               200,993
 Tax basis adjustment -
 Joint Ventures                                            724,244               800,244
 Syndication fees                                        2,312,863             2,312,863
 Other non-deductible expenses                             596,745               578,745
                                                        ----------            ----------

Partners' Capital - tax return purposes                 $5,740,018            $6,118,419
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

        A summary of the assets, liabilities and partners' capital (deficiency) of the joint venture as of June 30, 1999 and December 31, 1998 and the results of its operations for the six months ended June 30, 1999 and 1998 is as follows:

                    CARRIAGE HOUSE OF ENGLEWOOD JOINT VENTURE
                    -----------------------------------------
                                 BALANCE SHEETS
                                 --------------
                       June 30, 1999 and December 31, 1998
                       -----------------------------------

                                                                     June 30,            December 31,
                                                                       1999                  1998
                                                                       ----                  ----
ASSETS
------

Property, at cost:
     Land and land improvements                                   $   367,500          $   367,500
     Building                                                       2,487,823            2,487,823
     Building equipment                                               164,142              164,142
                                                                  -----------          -----------
                                                                    3,019,465            3,019,465
     Less accumulated depreciation                                  1,753,995            1,753,995
                                                                  -----------          -----------
          Property, net                                             1,265,470            1,265,470

Cash                                                                   32,858               26,716
Escrow deposits                                                        98,338               65,464
Other assets                                                          250,841              179,410
                                                                  -----------          -----------

                 Total Assets                                     $ 1,647,507          $ 1,537,060
                                                                  ===========          ===========



LIABILITIES AND PARTNERS' (DEFICIT)
-----------------------------------

Liabilities:
     Mortgages payable                                            $ 2,879,156          $ 2,890,315
     Accounts payable and accrued expenses                            251,852              205,236
     Accounts payable - affiliates                                    710,086              555,404
     Accrued interest                                                  21,636               21,677
     Security deposits and prepaid rent                                49,123               42,470
                                                                  -----------          -----------
                 Total Liabilities                                  3,911,853            3,715,102
                                                                  -----------          -----------


Partners' Capital (Deficit):
     The Partnership                                                   31,678               66,200
     RPILP                                                         (2,296,024)          (2,244,242)
                                                                  -----------          -----------
                Total Partners' (Deficit)                          (2,264,346)          (2,178,042)
                                                                  -----------          -----------

                Total Liabilities and Partners' (Deficit)         $ 1,647,507          $ 1,537,060
                                                                  ===========          ===========


                    CARRIAGE HOUSE OF ENGLEWOOD JOINT VENTURE
                    -----------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                     Six Months Ended June 30, 1999 and 1998
                     ---------------------------------------

                                                      Six Months         Six Months
                                                        Ended              Ended
                                                       June 30,           June 30,
                                                         1999               1998
                                                         ----               ----
Income:
     Rental                                          $ 337,367           $ 314,974
     Interest and other income                          35,804              13,906
                                                     ---------           ---------
     Total income                                      373,171             328,880
                                                     ---------           ---------

Expenses:
     Property operations                               225,930             328,569
     Interest                                          129,815             131,026
     Depreciation and amortization                       2,871               2,871
     Administrative                                    100,859              59,998
                                                     ---------           ---------
     Total expenses                                    459,475             522,464
                                                     ---------           ---------

Net loss                                             $ (86,304)          $(193,584)
                                                     =========           =========



Allocation of net loss:
     The Partnership                                 $ (34,522)          $ (77,434)
     RPILP                                             (51,782)           (116,150)
                                                     ---------           ---------

                                                     $ (86,304)          $(193,584)
                                                     =========           =========


        -----------------------------------------

        A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                              1999                1998
                                                              ----                ----
        Investment in joint venture, January 1              $ 66,200            $ 256,052
        Allocation of net loss                               (34,522)             (77,434)
                                                             -------              -------

        Investment in joint venture, June 30                $ 31,678            $ 178,618
                                                            ========            =========


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

        A summary of the assets, liabilities and equity of the joint venture as of June 30, 1999 and December 31, 1998 and the results of its operations for the six months ended June 30, 1999 and 1998 is as follows:

                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                ------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                       June 30, 1999 and December 31, 1998
                       -----------------------------------

                                                                   June 30,           December 31,
                                                                     1999                 1998
                                                                     ----                 ----
ASSETS
------

Cash and cash equivalents                                        $      --           $   688,674
Property, net of accumulated depreciation                          1,616,689           1,677,366
Other assets                                                       1,010,991             846,731
                                                                 -----------         -----------

                 Total Assets                                    $ 2,627,680         $ 3,212,771
                                                                 ===========         ===========



LIABILITIES AND PARTNERS' (DEFICIT)
-----------------------------------

Liabilities:
     Cash overdraft                                              $    22,237         $      --
     Notes payable                                                 5,421,374           5,504,596
     Accounts payable and accrued expenses                           134,243             106,256
                                                                 -----------         -----------
     Accounts payable - affiliates                                 5,577,854           5,610,852
                                                                 -----------         -----------
                 Total Liabilities

Partners' (Deficit):
     The Partnership                                              (1,574,502)         (1,298,455)
     RPILP II                                                     (1,375,672)         (1,099,626)
                                                                 -----------         -----------
                Total Partners' (Deficit)                         (2,950,174)         (2,398,081)
                                                                 -----------         -----------

                Total Liabilities and Partners' (Deficit)        $ 2,627,680         $ 3,212,771
                                                                 ===========         ===========


                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                ------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                     Six Months Ended June 30, 1999 and 1998
                     ---------------------------------------

                                                        Six Months          Six Months
                                                          Ended                Ended
                                                         June 30,            June 30,
                                                           1999                1998
                                                           ----                ----
Income:
     Rental                                             $493,973              $542,902
     Interest and other income                             7,091                   407
                                                        --------              --------
     Total income                                        501,064               543,309
                                                        --------              --------

Expenses:
     Property operations                                  70,275                22,222
     Interest                                            219,532               229,470
     Depreciation and amortization                        68,192                75,763
     Administrative                                       35,157                50,743
                                                        --------              --------
     Total expenses                                      393,156               378,198
                                                        --------              --------

Net income                                              $107,908              $165,111
                                                        ========              ========


Allocation of net income:
     The Partnership                                    $ 53,954              $ 82,556
     RPILP II                                             53,954                82,555
                                                        --------              --------

                                                        $107,908              $165,111
                                                        ========              ========


        -----------------------------------------

        A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                      1999             1998
                                                      ----             ----

        Investment in joint venture, January 1      $  21,997       $ 193,588
        Distribution                                 (330,000)       (250,000)
        Allocation of net income                       53,954          82,556
                                                    ---------       ---------

        Investment in joint venture, June 30        $(254,049)      $  26,144
                                                    =========       =========


10.     SUBSEQUENT EVENTS
        -----------------

        On August 24, 1999, permanent financing was obtained for Countrybrook Apartments located in Louisville, Kentucky. The new mortgage has a principal balance of $4 million with monthly payments including interest at 7.89%. The note is to be amortized over a period of 30 years and matures September 11, 2009. The previous mortgage was paid in full upon the refinancing with no gain or loss being recognized.

PART II   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          ----------------------------------------------

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

The General Partners and their affiliates have loans outstanding to the Partnership of $145,515 as of June 30, 1999. Such loans were made to either cover cash flow shortages or in the form of expenses paid by the corporate General Partner on behalf of the Partnership. The outstanding advances to the Partnership are payable on demand, and there is no assurance that such advances/loans will continue since the General Partners are under no obligation to fund shortfalls. No distributions were made during the six months ended June 30, 1999 or 1998. The Partnership has been, and expects to continue, using the cash generated from operations to complete necessary capital improvements (both capitalizable and non-capitalizable) and deferred and routine maintenance at the properties in the Partnership. Until such time as all necessary improvements are completed and the loans from the General Partners and/or their affiliates are repaid, management does not expect to resume making distributions.

The General Partners continue to look for potential buyers for the properties in the Partnership as the sales of the properties is deemed to be in the best interest of the Limited Partners.

The mortgage on Countrybrook Estates was successfully refinanced during the third quarter of 1999; the principal balance on the mortgage was increased and the interest rate obtained is believed by management to be very favorable compared to what is being offered in the market.

---------------------------------------------

The Partnership has conducted a review of its computer systems to identify the systems that could be affected by the "year 2000 issue" and has substantially developed an implementation plan to resolve such issues. The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management has discussed with outside independent computer consultants its readiness for the Year 2000. The majority of the software in use is either "2000 compliant" or will be with little adaptation and at no significant cost per information provided by their software providers. Management has also engaged a computer firm to re-write its tax software making it Year 2000 compliant. This work began May 1, 1999 and is expected to take three months. Management has a complete inventory of its computers and feels that the cost of replacing those which will not be "2000 compliant" will be relatively minor (i.e., most likely under $20,000). Non-informational systems have also been evaluated and management feels that there will be little, if any, cost to preparing these for the Year 2000 (i.e., most likely under $20,000). Management expects to be fully Year 2000 compliant with all testing done by October 31, 1999. The Partnership is working on a contingency plan in the unlikely event that its systems do not operate as planned. It is management's belief that in the unlikely event that its informational systems do not operate as planned in the year 2000, all records could be maintained manually until the problems with its systems are resolved. Management feels that its external vendors, suppliers and customers, for the most part, will be unaffected by the Year 2000 as most do not rely on information systems in their businesses.

Results of Operations:
----------------------

For the quarter ended June 30, 1999, the Partnership's net loss was $128,631 or $0.79 per limited partnership unit. Net loss for the quarter ended June 30, 1998 amounted to $316,502 or $1.95 per unit. For the six months ended June 30, 1999 and 1998, the net loss for the Partnership totaled $328,541 and $666,583, respectively, or $2.02 and $4.11 per limited partnership unit.

On a tax basis, the partnership had a net loss of $378,401 or $2.33 per limited partner unit for the six month period ended June 30, 1999 versus a tax loss of $567,567 or $3.50 per unit for the six month period ended June 30, 1998.

-----------------------------------

Partnership revenue for the three months ended June 30, 1999 totaled $1,127,543, an increase of approximately $83,000 from the 1998 amount of $1,044,891. For the six months ended June 30, 1999, total revenue amounted to $2,226,956, an increase of approximately $174,000 from the same period in the previous year when total revenue was $2,052,991. Total rental revenue increased approximately $147,000 between the two six month periods, while interest and other income increased by just over $26,500. The increase in rental revenue can be attributed to continued high occupancy levels at Inducon-Columbia, Beaver Creek and Stonegate Townhouses, all of which averaged occupancies between 95 and 100% at June 30, 1999 and for most of the six months ended June 30, 1999. Management continues to offer rental concessions and other promotions in an attempt to increase the occupancies at the other complexes in the Partnership; management feels the concessions offered at The Commons and Countrybrook Estates have been successful as occupancy percentages have either increased or remained steady for several months, as noted in the first three months of 1999, at both complexes which have in the past been troubled by declining occupancy.

For the quarter ended June 30, 1999, Partnership expenses amounted to $1,283,140, decreasing approximately $81,000 from the same 1998 quarter amount of $1,364,007. Likewise, a decrease in total expenses between the six months ended June 30, 1999 and 1998 was seen as expenses went from $2,724,696 in 1998 to $2,574,930 for the first six months of 1999. This amounts to a decrease of approximately $150,000. A decrease in property operations expenditures of approximately $94,000 was responsible for almost 63% of the total decrease in expenses. Payroll and related costs and repairs and maintenance expenses have begun to decrease as the physical improvement work being done at the properties nears completion. Such work included painting, both interior and exterior, carpet and appliance replacement and other improvements to the outside of all of the residential complexes in order to attract new tenants. Much of this work was being done by on-site personnel in an attempt to keep the cost of such work lower than would otherwise be incurred if outside contractors were used. There was also a decrease in total administrative expenses between the two six month periods totaling just over $41,000. This decrease is due to less management fees paid to outside parties (i.e., other than an affiliate of the General Partners), decreased legal fees due to decreased delinquencies, and decreased leasing fees due to somewhat stable occupancies.

-----------------------------------

For the six month period ended June 30, 1999, the Carriage House of Englewood Joint Venture generated a net loss of $86,304, a decrease from the net loss of $193,584 for the six month period ended June 30, 1998. Pursuant to the terms of the joint venture agreement, the Partnership was allocated $34,522 of the loss in 1999 and $77,434 of the loss in 1998. This property is in need of continued repairs and deferred maintenance; accordingly, management anticipates continuing high property operations expenses throughout 1999.

The Research Triangle Industrial Park Joint Venture had net income of $107,908 for the six month period ended June 30, 1999 with $53,954 of the income allocated to the Partnership. For the six month period ended June 30, 1998, the Joint Venture had net income of $165,111 with one-half or $82,556 of the income allocated to the Partnership. The Research Triangle Office Complex continues to enjoy high occupancy and positive cash flow.

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP VI-A


By:      /s/  Joseph M. Jayson                                October 3, 1999
         ---------------------                                ---------------
         Joseph M. Jayson,                                    Date
         Individual General Partner and
         Principal Financial Officer