Form 10-Q
period 1999-09-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 1999-11-22
CIK 822783

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                Commission File Number
September 30, 1999                                                     0-17466

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
             (Exact Name of Registrant as specified in its charter)


      Delaware                                          16-1309987
(State of Formation)                       (IRS Employer Identification Number)



2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----     -----

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of September 30, 1999 the registrant had 157,377.9 units of limited partnership interest outstanding.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------

                                      INDEX
                                      -----

                                                                                     PAGE NO.
                                                                                     --------
PART I:           FINANCIAL INFORMATION
-------           ---------------------

                  Balance Sheets -
                           September 30, 1999 and December 31, 1998                     3

                  Statements of Operations -
                           Three Months Ended September 30, 1999 and 1998               4

                  Statements of Operations -
                           Nine Months Ended September 30, 1999 and 1998                5

                  Statements of Cash Flows -
                           Nine Months Ended September 30, 1999 and 1998                6

                  Statements of Partners' (Deficit) Capital -
                           Nine Months Ended September 30, 1999 and 1998                7

                  Notes to Financial Statements                                       8 - 24


PART II:          MANAGEMENT'S DISCUSSION & ANALYSIS OF
--------          FINANCIAL CONDITION & RESULTS OF
                  --------------------------------
                  OPERATIONS                                                          25 - 28
                  ----------


PART III:         FINANCIAL DATA SCHEDULE                                                  31
---------         -----------------------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                    September 30, 1999 and December 31, 1998
                    ----------------------------------------
                                   (Unaudited)

                                                                       September 30,            December 31,
                                                                           1999                     1998
                                                                           ----                     ----
ASSETS
------
Property, at cost:
     Land and land improvements                                       $  2,162,398              $  2,159,398
     Buildings                                                          17,320,161                17,307,636
     Furniture, fixtures and equipment                                   1,103,695                 1,103,695
                                                                      ------------              ------------
                                                                        20,586,254                20,570,729
     Less accumulated depreciation                                       7,027,169                 6,555,171
                                                                      ------------              ------------
          Property, net                                                 13,559,085                14,015,558

Investments in real estate joint ventures                                 (211,256)                   88,197

Cash                                                                        69,924                    87,551
Investment in mutual funds                                                 339,930                      --
Escrow deposits                                                            392,357                   414,762
Accounts receivable                                                          4,184                     4,203
Mortgage costs, net of accumulated amortization
     of $189,985 and $272,395                                              452,348                   430,404
Other assets                                                                98,623                    65,374
                                                                      ------------              ------------

            Total Assets                                              $ 14,705,195              $ 15,106,049
                                                                      ============              ============


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Mortgages payable                                                $ 11,919,497              $ 11,392,501
     Accounts payable and accrued expenses                                 786,055                   637,504
     Accounts payable - affiliates                                         170,284                   517,337
     Accrued interest                                                      143,028                   122,616
     Security deposits and prepaid rents                                   234,633                   210,517
                                                                      ------------              ------------
            Total Liabilities                                           13,253,497                12,880,475
                                                                      ------------              ------------

Partners' (Deficit) Capital:
     General partners                                                     (358,227)                 (335,011)
     Limited partners                                                    1,809,925                 2,560,585
                                                                      ------------              ------------
           Total Partners' Capital                                       1,451,698                 2,225,574
                                                                      ------------              ------------

           Total Liabilities and Partners' Capital                    $ 14,705,195              $ 15,106,049
                                                                      ============              ============

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                 Three Months Ended September 30, 1999 and 1998
                 ----------------------------------------------
                                   (Unaudited)

                                                                             Three Months             Three Months
                                                                                Ended                     Ended
                                                                            September 30,             September 30,
                                                                                 1999                     1998
                                                                                 ----                     ----
Income:
     Rental                                                                  $   994,832              $ 1,016,002
     Interest and other income                                                    55,892                   66,180
                                                                             -----------              -----------
     Total income                                                              1,050,724                1,082,182
                                                                             -----------              -----------

Expenses:
     Property operations                                                         779,280                  715,800
     Interest                                                                    342,539                  250,325
     Depreciation and amortization                                               175,467                  199,866
     Administrative:
          To affiliates                                                           95,503                   83,266
          Other                                                                  114,384                   83,967
                                                                             -----------              -----------
     Total expenses                                                            1,507,173                1,333,224
                                                                             -----------              -----------

Loss before allocated income (loss) from joint ventures                         (456,449)                (251,042)

Allocated income (loss) from joint ventures                                       11,115                  (79,457)
                                                                             -----------              -----------

Net loss                                                                     $  (445,334)             $  (330,499)
                                                                             ===========              ===========


Loss per limited partnership unit                                            $     (2.74)             $     (2.04)
                                                                             ===========              ===========


Distributions per limited partnership unit                                   $      --                $      --
                                                                             ===========              ===========

Weighted average number of
     limited partnership units
     outstanding                                                                 157,378                  157,378
                                                                             ===========              ===========


                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                  Nine Months Rnded September 30, 1999 and 1998
                  ---------------------------------------------
                                   (Unaudited)

                                                                        Nine Months              Nine Months
                                                                           Ended                    Ended
                                                                       September 30,            September 30,
                                                                           1999                     1998
                                                                           ----                     ----
Income:
     Rental                                                             $ 3,073,519              $ 2,947,258
     Interest and other income                                              204,161                  187,915
                                                                        -----------              -----------
     Total income                                                         3,277,680                3,135,173
                                                                        -----------              -----------

Expenses:
     Property operations                                                  2,109,406                2,139,749
     Interest                                                               865,846                  769,604
     Depreciation and amortization                                          556,383                  599,598
     Administrative:
          To affiliates                                                     268,484                  246,518
          Other                                                             281,984                  302,451
                                                                        -----------              -----------
     Total expenses                                                       4,082,103                4,057,920
                                                                        -----------              -----------

Loss before allocated income (loss) from joint ventures                    (804,423)                (922,747)

Allocated income (loss) from joint ventures                                  30,547                  (74,335)
                                                                        -----------              -----------

Net loss                                                                $  (773,876)             $  (997,082)
                                                                        ===========              ===========


Loss per limited partnership unit                                       $     (4.77)             $     (6.15)
                                                                        ===========              ===========


Distributions per limited partnership unit                              $      --                $      --
                                                                        ===========              ===========

Weighted average number of
     limited partnership units
     outstanding                                                            157,378                  157,378
                                                                        ===========              ===========

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                  Nine Months Ended September 30, 1999 and 1998
                  ---------------------------------------------
                                   (Unaudited)

                                                                        Nine Months             Nine Months
                                                                           Ended                   Ended
                                                                       September 30,           September 30,
                                                                           1999                    1998
                                                                           ----                    ----
Cash flow from operating activities:
     Net loss                                                           $(773,876)               $(997,082)

Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                        556,383                  599,598
     Net (income) loss from joint ventures                                (30,547)                  74,335
Changes in operating assets and liabilities:
     Escrow deposits                                                       22,405                 (255,784)
     Accounts receivable                                                       19                    1,369
     Other assets                                                         (33,249)                  10,569
     Accounts payable and accrued expenses                                148,551                  199,581
     Accrued interest                                                      20,412                     --
     Security deposits and prepaid rent                                    24,116                    8,973
                                                                        ---------                ---------
Net cash used in operating activities                                     (65,786)                (358,441)
                                                                        ---------                ---------

Cash flow from investing activities:
     Capital expenditures                                                 (15,525)                  41,944
     Investment in mutual funds                                          (339,930)                    --
     Distributions from joint ventures                                    330,000                  250,000
                                                                        ---------                ---------
Net cash (used in) provided by investing activities                       (25,455)                 291,944
                                                                        ---------                ---------

Cash flows from financing activities:
     Cash overdraft                                                          --                    (27,362)
     Principal payments on mortgages                                      (73,004)                 (98,778)
     Proceeds from mortgage refinancing, net                              600,000                     --
     Mortgage acquisition costs                                          (106,329)                 (16,290)
     Accounts payable - affiliates                                       (347,053)                 208,927
                                                                        ---------                ---------
Net cash provided by financing activities                                  73,614                   66,497
                                                                        ---------                ---------

Decrease in cash                                                          (17,627)                    --

Cash - beginning of period                                                 87,551                     --
                                                                        ---------                ---------

Cash - end of period                                                    $  69,924                $    --
                                                                        =========                =========

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                             $ 845,434                $ 684,982
                                                                        =========                =========

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                    -----------------------------------------
                  Nine Months Ended September 30, 1999 AND 1998
                  ---------------------------------------------
                                   (Unaudited)

                                                                General                        Limited Partners
                                                                Partners
                                                                 Amount                 Units                  Amount
                                                                 ------                 -----                  ------
Balance, January 1, 1998                                      $  (298,557)              157,377.9            $ 3,739,262

Net loss                                                          (29,912)                   --                   (967,170)
                                                              -----------               ---------              -----------

Balance, September 30, 1998                                   $  (328,469)              157,377.9            $ 2,772,092
                                                              ===========               =========              ===========




Balance, January 1, 1999                                      $  (335,011)              157,377.9            $ 2,560,585

Net loss                                                          (23,216)                   --                   (750,660)
                                                              -----------               ---------              -----------

Balance, September 30, 1999                                   $  (358,227)              157,377.9            $ 1,809,925
                                                              ===========               =========              ===========


                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                  Nine Months Ended September 30, 1999 and 1998
                  ---------------------------------------------
                                   (Unaudited)


1.      GENERAL PARTNERS' DISCLOSURE
        ----------------------------

        In the opinion of the General Partners of Realmark Property Investors Limited Partnership VI-A, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the nine month periods ended September 30, 1999 and 1998, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


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

        -------------------------------------------------------

        Investment in mutual funds
        --------------------------

        The investments in mutual funds are stated at fair value, which approximates cost, at September 30, 1999.

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

        Rents Receivable
        ----------------

        Due to the nature of these accounts, residential rents receivable are fully reserved as of September 30, 1999 and 1998.

        -------------------------------------------------------

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

        -----------------------------------------------------------

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

        In March 1991 the Partnership purchased a 230 unit apartment complex (Pomeroy Park, formerly The Commons on Lewis Avenue) located in Tulsa, Oklahoma for a purchase price of $2,965,803, which included $269,721 in acquisition fees.

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

5.      MORTGAGES AND NOTES PAYABLE
        ---------------------------

        In connection with the acquisition of rental property, the Partnership obtained mortgages as follows:

        Countrybrook Estates (formerly West Creeke)
        -------------------------------------------

        A mortgage with a balance of $4,000,000 at September 30, 1999, providing for monthly principal and interest payments bearing interest at the rate of 7.89%. The note is being amortized over a period of thirty years and matures September 11, 2009.

        A mortgage with a balance of $3,415,000 at September 30, 1998, providing for monthly interest only payments at a rate of 3.50% above the one-month LIBOR rate. The note matured June 1999 and was subsequently refinanced with permanent financing. The former mortgage note was satisfied in full with no gain or loss being recorded.

        Inducon - Columbia
        ------------------

        A mortgage payable with a balance of $2,146,618 and $2,128,245 at September 30, 1999 and 1998, respectively, with monthly payments of $16,787 including interest at 7.867%. The maturity date of the mortgage is October 2022.

        Stonegate
        ---------

        A mortgage with a balance of $2,606,895 and $2,628,633 at September 30, 1999 and 1998, providing for monthly principal and interest payments of $20,207, bearing interest at 8.43%. The note matures July 2027.

        Pomeroy Park  (formerly The Commons on Lewis Avenue)
        ----------------------------------------------------

        A mortgage with a balance of $1,835,777 and $1,853,788 at September 30, 1999 and 1998, respectively, providing for monthly interest only payments ranging from 8% to 12% annually (12% at September 30, 1999). The mortgage is due and payable April 1, 2001.

        Beaver Creek
        ------------

        A mortgage with a balance of $1,330,208 and $1,340,033 at September 30, 1999 and 1998, respectively, providing for monthly principal and interest payments of $10,137, bearing interest at 8.23%. The note matures July 2027.

        ----------------------------------------

        The mortgages described above are secured by the individual properties to which they relate.

        The aggregate maturities of mortgages payable for each of the next five years and thereafter are as follows:

                           Year                          Amount
                           ----                          ------

                           1999                      $ 3,519,794
                           2000                           95,033
                           2001                        1,869,001
                           2002                           84,789
                           2003                           91,941
                           Thereafter                  5,731,943
                                                      ----------

                           TOTAL                    $ 11,392,501
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

        Management has determined that the estimated fair values of the mortgages payable on Countrybrook Estates, Pomeroy Park (formerly The Commons), Stonegate Townhouses, Inducon-Columbia and Beaver Creek, with carrying values of $4,000,000, $1,835,777, $2,606,895, $2,146,618 and
        $1,330,208 at September 30, 1999, respectively, are believed to approximate their carrying value since new mortgages were obtained recently.

        Refer to Note 5 for a description of the terms of the mortgages payable.

7.      RELATED PARTY TRANSACTIONS
        --------------------------

        Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled approximately $133,385 and $128,225 for the nine months ended September 30, 1999 and 1998, respectively.

        According to the terms of the Partnership Agreement, the General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. There were no such fees paid or accrued for the nine months ended September 30, 1999 or 1998.

        The general partners are also allowed to collect a property disposition fee upon the sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties, or 3% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their original capital contributions. No properties have been sold as of September 30, 1999 and accordingly, there have been no property disposition fees paid or earned by the general partner.

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

        Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled approximately $7,920 for both the nine months ended September 30, 1999 and 1998.

        ---------------------------------------

        Accounts payable - affiliates amounted to $170,284 and $244,456 at September 30, 1999 and 1998, respectively. This balance is payable to the General Partners and/or its affiliates on demand.


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

        The reconciliation of net loss for the nine months ended September 30, 1999 and 1998 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:


                                                   September 30,   September 30,
                                                       1999            1998
                                                       ----            ----

          Net loss - statement of operations        $(773,876)      $(997,082)


          Add to (deduct from):
           Difference in depreciation                 (14,400)        (26,460)
           Tax basis adjustments -
           Joint Ventures                            (114,000)         61,000
           Allowance for doubtful accounts             27,000         114,000
                                                    ---------       ---------

          Net (loss) - tax return purposes          $(875,276)      $(848,542)
                                                    =========       =========

        -------------------------

        The reconciliation of Partners' Capital as of September 30, 1999 and December 31, 1998 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                September 30,    December  31,
                                                    1999             1998
                                                    ----             ----

       Partners' Capital - balance sheet         $1,451,698       $2,225,574

       Add to (deduct from):
        Accumulated difference in
        depreciation                                186,593          200,993
        Tax basis adjustment -
        Joint Ventures                              686,244          800,244
        Syndication fees                          2,312,863        2,312,863
        Other non-deductible expenses               605,745          578,745
                                                 ----------       ----------

       Partners' Capital - tax return purposes   $5,243,143       $6,118,419
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

        -----------------------------------------

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

        A summary of the assets, liabilities and partners' capital of the joint venture as of September 30, 1999 and December 31, 1998 and the results of its operations for the nine months ended September 30, 1999 and 1998 is as follows:

                    CARRIAGE HOUSE OF ENGLEWOOD JOINT VENTURE
                    -----------------------------------------
                                 BALANCE SHEETS
                                 --------------
                    September 30, 1999 and December 31, 1998
                    ----------------------------------------

                                                                             September 30,            December 31,
                                                                                 1999                     1998
                                                                                 ----                     ----
ASSETS
------
Property, at cost:
     Land and land improvements                                              $   367,500              $   367,500
     Building                                                                  2,487,823                2,487,823
     Building equipment                                                          164,142                  164,142
                                                                             -----------              -----------
                                                                               3,019,465                3,019,465
     Less accumulated depreciation                                             1,753,995                1,753,995
                                                                             -----------              -----------
          Property, net                                                        1,265,470                1,265,470

Cash                                                                              38,245                   26,716
Escrow deposits                                                                   30,651                   65,464
Other assets                                                                     163,646                  179,410
                                                                             -----------              -----------

                 Total Assets                                                $ 1,498,012              $ 1,537,060
                                                                             ===========              ===========



LIABILITIES AND PARTNERS' (DEFICIT)
-----------------------------------

Liabilities:
     Mortgages payable                                                       $ 2,873,387              $ 2,890,315
     Accounts payable and accrued expenses                                       233,880                  205,236
     Accounts payable - affiliates                                               639,384                  555,404
     Accrued interest                                                             21,636                   21,677
     Security deposits and prepaid rent                                           51,936                   42,470
                                                                             -----------              -----------
                 Total Liabilities                                             3,820,223                3,715,102
                                                                             -----------              -----------


Partners' Capital (Deficit):
     The Partnership                                                               8,532                   66,200
     RPILP                                                                    (2,330,743)              (2,244,242)
                                                                             -----------              -----------
                Total Partners' (Deficit)                                     (2,322,211)              (2,178,042)
                                                                             -----------              -----------

                Total Liabilities and Partners' (Deficit)                    $ 1,498,012              $ 1,537,060
                                                                             ===========              ===========



                    CARRIAGE HOUSE OF ENGLEWOOD JOINT VENTURE
                    -----------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                  Nine Months Ended September 30, 1999 and 1998
                  ---------------------------------------------

                                                                              Nine Months                 Nine Months
                                                                                 Ended                       Ended
                                                                             September 30,               September 30,
                                                                                 1999                        1998
                                                                                 ----                        ----
Income:
     Rental                                                                   $ 515,518                    $ 450,877
     Interest and other income                                                   48,992                       17,403
                                                                              ---------                    ---------
     Total income                                                               564,510                      468,280
                                                                              ---------                    ---------

Expenses:
     Property operations                                                        357,798                      452,825
     Interest                                                                   194,557                      196,281
     Depreciation and amortization                                                4,306                       69,970
     Administrative                                                             152,018                      107,495
                                                                              ---------                    ---------
     Total expenses                                                             708,679                      826,571
                                                                              ---------                    ---------

Net loss                                                                      $(144,169)                   $(358,291)
                                                                              =========                    =========



Allocation of net loss:
     The Partnership                                                          $ (57,668)                   $(143,316)
     RPILP                                                                      (86,501)                    (214,975)
                                                                              ---------                    ---------

                                                                              $(144,169)                   $(358,291)
                                                                              =========                    =========

        -----------------------------------------

        A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                        1999          1998
                                                        ----          ----

        Investment in joint venture, January 1       $    66,200    $   256,052
        Allocation of net loss                           (57,668)      (143,316)
                                                     -----------    -----------

        Investment in joint venture, September 30    $     8,532    $   112,736
                                                     ===========    ===========


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

        A summary of the assets, liabilities and equity of the joint venture as of September 30, 1999 and December 31, 1998 and the results of its operations for the nine months ended September 30, 1999 and 1998 is as follows:

                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                ------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                    September 30, 1999 and December 31, 1998
                    ----------------------------------------

                                                                            September 30,           December 31,
                                                                                 1999                   1998
                                                                                 ----                   ----
ASSETS
------

Cash and cash equivalents                                                   $   188,668              $   688,674
Property, net of accumulated depreciation                                     1,601,436                1,677,366
Other assets                                                                  1,061,505                  846,731
                                                                            -----------              -----------

                 Total Assets                                               $ 2,851,609              $ 3,212,771
                                                                            ===========              ===========


LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Liabilities:
     Notes payable                                                          $ 5,407,476              $ 5,504,596
     Accounts payable - affiliates                                              162,068                     --
     Accounts payable and accrued expenses                                      163,717                  106,256
                                                                            -----------              -----------
                 Total Liabilities                                            5,733,261                5,610,852
                                                                            -----------              -----------

Partners' Deficit:
     General partners                                                        (1,540,241)              (1,298,455)
     Other investors                                                         (1,341,412)              (1,099,626)
                                                                            -----------              -----------
                Total Partners' Deficit                                      (2,881,653)              (2,398,081)
                                                                            -----------              -----------

                Total Liabilities and Partners' Deficit                     $ 2,851,609              $ 3,212,771
                                                                            ===========              ===========


                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                ------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                  Nine months ended September 30, 1999 and 1998
                  ---------------------------------------------

                                                                           Nine Months                Nine Months
                                                                              Ended                      Ended
                                                                          September 30,              September 30,
                                                                               1999                      1998
                                                                               ----                      ----
Income:
     Rental                                                                 $746,554                   $796,401
     Interest and other income                                                11,212                        590
                                                                            --------                   --------
     Total income                                                            757,766                    796,991
                                                                            --------                   --------

Expenses:
     Property operations                                                      90,824                    132,846
     Interest                                                                336,482                    344,346
     Depreciation and amortization                                           101,072                    113,643
     Administrative                                                           52,959                     68,193
                                                                            --------                   --------
     Total expenses                                                          581,337                    659,028
                                                                            --------                   --------

Net income                                                                  $176,429                   $137,963
                                                                            ========                   ========




Allocation of net income:
     The Partnership                                                        $ 88,215                   $ 68,982
     RPILP II                                                                 88,214                     68,981
                                                                            --------                   --------

                                                                            $176,429                   $137,963
                                                                            ========                   ========


        -----------------------------------------

        A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                         1999         1998
                                                         ----         ----

        Investment in joint venture, January 1        $   21,997   $ 193,588
        Distribution                                    (330,000)   (250,000)
        Allocation of net income                          88,215      68,982
                                                      ----------   ---------

        Investment in joint venture, September 30     $ (219,788)  $  12,570
                                                      ==========   =========

PART II   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ----------------------

Liquidity and Capital Resources:
--------------------------------

The Partnership continued to struggle this quarter with continued low occupancies at Pomeroy Park (formerly The Commons on Lewis Avenue), Countrybrook Estates and Carriage House of Englewood. The other properties in the Partnership continued to enjoy stable, and in many cases, high occupancies. For example, Stonegate's occupancy at September 30, 1999 was approximately 98%, while Beaver Creek maintained 100% or full occupancy. Management is optimistic that the income will continue to rise during the remainder of 1999 as significant physical improvements are being made at the properties. Management continues, however, to concentrate on decreasing expenses in order to turn the financial position (i.e., the cash flow) of the Partnership around.

The Partnership successfully refinanced the mortgage on Countrybrook Apartments at the end of August 1999. The refinancing resulted in excess proceeds of approximately $600,000 and a decreased interest rate, which will hopefully lead to improved cash flow. Management expects to use the excess proceeds, along with construction and repair and replacement escrow accounts set up under the new mortgage, to complete necessary improvements to the properties in the Partnership, such as roofing, wood replacement and painting at several complexes.

There were no distributions for the nine month periods ended September 30,1999 and 1998. The Partnership continues to utilize its cash to fund capital improvements; management expects to continue making improvements (e.g. painting, carpet and appliance replacements, etc.) to the properties in an effort to increase occupancies, so it is unlikely that any distributions will be made during the remainder of 1999 or early into the year 2000.

The General Partners and their affiliates have loans outstanding to the Partnership of $170,284 as of September 30, 1999. Such loans were made to either cover cash flow shortages or in the form of expenses paid by the corporate General Partner on behalf of the Partnership. The outstanding advances to the Partnership are payable on demand, and there is no assurance that such advances/loans will continue since the General Partners are under no obligation to fund shortfalls.

The General Partners continue to look for potential buyers for the properties in the Partnership as the sales of the properties is deemed to be in the best interest of the Limited Partners.

---------------------------------------------

The Partnership has conducted a review of its computer systems to identify the systems that could be affected by the "year 2000 issue" and has substantially developed an implementation plan to resolve such issues. The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management has discussed with outside independent computer consultants its readiness for the Year 2000. The majority of the software in use is either "2000 compliant" or will be with little adaptation and at no significant cost per information provided by their software providers. Management has also engaged a computer firm to re-write its tax software making it Year 2000 compliant. This work began May 1, 1999 and is expected to be complete by December 1, 1999. Management has a complete inventory of its computers and feels that the cost of replacing those which will not be "2000 compliant" will be relatively minor (i.e., most likely under $20,000). Non-informational systems have also been evaluated and management feels that there will be little, if any, cost to preparing these for the Year 2000 (i.e., most likely under $20,000). Management expects to be fully Year 2000 compliant with all testing done by December 1, 1999. The Partnership is working on a contingency plan in the unlikely event that its systems do not operate as planned. It is management's belief that in the unlikely event that its informational systems do not operate as planned in the year 2000, all records could be maintained manually until the problems with its systems are resolved. Management feels that its external vendors, suppliers and customers, for the most part, will be unaffected by the Year 2000 as most do not rely on information systems in their businesses.

Results of Operations:
----------------------

For the quarter ended September 30, 1999, the Partnership's net loss was $445,334 or $2.74 per limited partnership unit. Net loss for the quarter ended September 30, 1998 amounted to $330,499 or $2.04 per unit. For the nine month period ended September 30, 1999, the net loss was $773,876 or $4.77 per limited partnership unit as compared to $997,082 or $6.15 per limited partnership unit for the nine month period ended September 30, 1998.

-----------------------------------

Partnership revenue for the quarter ended September 30, 1999 totaled $1,050,724, a decrease of approximately $31,500 from the 1998 amount of $1,082,182. Total rental revenue decreased approximately $21,000, while interest and other income decreased by approximately $10,000. For the nine month period ended September 30, 1999, there was an increase in rental revenue when compared to the same period in the previous year; for the nine month period ended September 30, 1999 rental revenue totaled $3,073,519, while for the nine months ended September 30, 1998, rental revenue totaled $2,947,258. Such increase can be attributed to continued high occupancy levels at Inducon-Columbia, Beaver Creek and Stonegate Townhouses. Management continues to offer rental concessions and other promotions in an attempt to increase the occupancies at the other complexes in the Partnership. Interest and other income also increased from the nine months ended September 30, 1999 as compared to the same period in 1998; the increase amounted to approximately $16,000.

For the quarter ended September 30, 1999, Partnership expenses amounted to $1,507,173, increasing from the same 1998 quarter amount of $1,333,224. For the nine month period ended September 30, 1999, Partnership expenses increased only slightly from the same period in 1998; expenses went from $4,057,920 in 1997 to $4,082,103 in 1999. The increase was approximately $24,000 or 0.60%. A decrease in property operations expenditures was responsible for a part of the decrease in expenses. Payroll and related costs decreased approximately $13,000, while smaller decreases were noted in repairs and maintenance, deferred maintenance and contracted service expenses, utilities, insurance and real estate tax expenses. The first decreases noted previously (i.e., payroll and repairs and maintenance) are evidence that the capital improvement and maintenance work at the properties is decreasing as the majority of the scheduled work, including, but not limited to painting, both interior and exterior, carpet and appliance replacement, and other improvements to the outside of all of the residential complexes in order to attract new tenants, has either been completed or nears completion. Interest expense increased by approximately $96,000 from the nine months ended September 30, 1999 and 1998, while depreciation and amortization expense decreased by approximately $43,000 during the same period. Total administrative expenses remained virtually unchanged between the two nine month periods totaling just over $550,000 during both periods.

For the nine month period ended September 30, 1999, the Carriage House of Englewood Joint Venture generated a net loss of $144,169, a decrease from the net loss of $358,291 for the nine month period ended September 30, 1998. Pursuant to the terms of the joint venture agreement, the Partnership was allocated $57,668 of the loss in 1998 and $143,316 of the loss in 1998.

-----------------------------------

The Research Triangle Industrial Park Joint Venture had net income of $176,429 for the nine month period ended September 30, 1999 with $88,215 of the income allocated to the Partnership. For the nine month period ended September 30, 1998, the Joint Venture had net income of $137,963 with one-half or $68,982 of the income allocated to the Partnership. The Research Triangle Office Complex continues to enjoy high occupancy and positive cash flow.

On a tax basis, the partnership had a net loss of approximately $875,276 or $5.39 per limited partner unit for the nine month period ended September 30, 1999 versus a tax loss of $848,542 or $5.23 per unit for the nine month period ended September 30, 1998.

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP VI-A


By: /s/  Joseph M. Jayson                       November 19, 1999
    ---------------------                       -----------------
    Joseph M. Jayson,                           Date
    Individual General Partner and
    Principal Financial Officer