Form 10-K
period 1999-12-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2000-07-05
CIK 822783

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(MARK ONE)

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                         COMMISSION FILE NUMBER 0-17466

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                                   16-1309987
-------------------                          ---------------------------------
(STATE OF FORMATION)                         (IRS EMPLOYER IDENTIFICATION NO.)

2350 NORTH FOREST ROAD
SUITE 12-A
GETZVILLE, NEW YORK  14068
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

REGISTRANT'S TELEPHONE NUMBER:  (716) 636-9090
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: UNITS OF LIMITED
                                                            PARTNERSHIP INTEREST


INDICATE BY A CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO  [   ]

INDICATE BY A CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.(X)

                       DOCUMENTS INCORPORATED BY REFERENCE
        SEE ITEM 14 FOR A LIST OF ALL DOCUMENTS INCORPORATED BY REFERENCE

                                     PART I

ITEM 1:  BUSINESS

         The Registrant, Realmark Property Investors Limited Partnership-VI A (the "Partnership"), is a Delaware Limited Partnership organized in September 1987 pursuant to an Amended and Restated Certificate and Agreement of Limited Partnership (the "Partnership Agreement"), under the Delaware Revised Uniform Limited Partnership Act. The Partnership's General Partners are Realmark Properties, Inc. (the "Corporate General Partner"), a Delaware corporation, and Joseph M. Jayson (the "Individual General Partner").

         The Registrant commenced the public offering of its limited partnership units, registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, on November 10, 1987, and concluded the offering on November 10, 1988, having raised a total of $15,737,790 before deducting sales commissions and expenses of the offering.

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its limited partners. As of December 31, 1999 the Partnership owned four (4) apartment complexes totaling 680 units. The Partnership also owns an office complex consisting of three buildings with a combined 92,000 square feet of rentable space. Additionally, the Partnership is a partner in the Carriage House of Englewood (formerly Gold Key) and Research Triangle Joint Ventures. The Joint Venture agreements provide the Partnership with a 40% ownership in a 144 unit apartment complex located in Dayton, Ohio (Carriage House of Englewood) and a 50% ownership in an office/distribution facility in Raleigh, North Carolina (Research Triangle). See also Item 7.

         The business of the Partnership is not seasonal. As of December 31, 1999, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 1999 were employees of the Corporate General Partner or its affiliates.

         The Partnership investment objectives are to (1) provide a return of capital plus capital gains from the sale of appreciated properties; (2) provide partners with cash distributions until properties are sold; (3) preserve and protect partners capital and; (4) increase Partnership equity through the reduction of mortgage loans.

         Occupancy for each complex as of December 31, 1999, 1998 and 1997 was as follows:

                                                           1999    1998     1997
                                                           ----    ----     ----

Properties
Beaver Creek                                                100%     94%    95%
Countrybrook Estates (formerly West Creeke)                  85%     91%    84%
Stonegate Townhouses                                         97%     95%    91%
Pomeroy Park (formerly The Commons on Lewis Ave.)            91%     94%    76%
Inducon - Columbia                                           99%     85%    98%

Joint Ventures
--------------
Carriage House of Englewood                                   89%    77%    72%
Research Triangle                                            100%   100%   100%

ITEM 1: (CONTINUED)        BUSINESS
-------------------        --------

         The percentage of total Partnership revenue on a consolidated basis generated from each complex as of December 31, 1999, 1998 and 1997 was as follows:

                                                1999         1998           1997
                                                ----         ----           ----

Beaver Creek                                      12%          10%          12 %
Countrybrook Estates                              29%          29%          28 %
Stonegate Townhouses                              22%          19%          20 %
Pomeroy Park                                      24%          26%          23 %
Inducon - Columbia                                13%          16%          17 %

         The financial statements and financial statement schedule have been prepared assuming that the Partnership will continue as a going concern. The Partnership has recurring losses from operations, operating cash flow deficiencies and is currently not in compliance with certain debt covenants related to certain mortgages payable.

These issues raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans regarding these matters are described in
Note 11 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Please refer to Item 7 and Note 11 to the financial statements for more information regarding this issue.

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


ITEM 2:  PROPERTIES
-------  ----------

         Following is a list of properties and joint ventures owned by the Partnership as of December 31, 1999:

PROPERTY
NAME AND LOCATION              GENERAL CHARACTER OF PROPERTY       PURCHASE DATE
-----------------              -----------------------------       -------------
Beaver Creek                   80 unit apartment complex on 10     February 1989
Monaca, PA                     acres of land.  The outstanding
                               mortgage payable at December 31,
                               1999 was $1,327,451 due July 2027

ITEM 2:  PROPERTIES (CON'T.)
-------  -------------------

PROPERTY
NAME AND LOCATION (CONT.)      GENERAL CHARACTER OF PROPERTY       PURCHASE DATE
-------------------------      -----------------------------       -------------
                               with monthly payments of $10,137
                               including interest of 8.23%.


Countrybrook Estates           240 unit apartment complex.  The    June 1989
Louisville, KY                 outstanding mortgage payable at
                               December 31, 1999 was $3,992,594
                               with monthly payments of $29,044
                               bearing interest at 7.89%. The
                               mortgage matures September 2029.

Stonegate Townhouses           130 unit apartment complex.  The    March 1990
Mobile, AL                     outstanding mortgage payable at
                               December 31, 1999 was $2,601,789
                               due July 2027 with monthly
                               payments of $20,207 including
                               interest of 8.43%.


Pomeroy Park                   230 unit apartment complex.         March 1991
Tulsa, OK                      The mortgage balance at December
                               31, 1999 was $1,832,984 maturing
                               April 2001 with monthly
                               principal and interest payments
                               determined by an interest rate
                               ranging from 8% - 12% annually
                               (12% at December 31, 1999).

Inducon-Columbia               An office complex consisting of     May 1989
Columbia, SC                   three buildings with a combined
                               92,000 square feet of rentable
                               space. The property is managed
                               by an unrelated third party,
                               with Realmark Corporation, an
                               affiliate of the General
                               Partners, supervising the
                               operations. The outstanding
                               mortgage payable balance at
                               December 31,1999 was $2,138,895
                               with monthly payments of $16,787
                               including interest at 7.867%

ITEM 2:  PROPERTIES (CON'T.)
-------  -------------------

JOINT VENTURE
NAME AND LOCATION (CONT'D.)    GENERAL CHARACTER OF PROPERTY       PURCHASE DATE
---------------------------    -----------------------------       -------------

                               The maturity date of the mortgage is
                               October 2022.

Carriage House                 A 144 unit apartment complex.       May 1992
  of Englewood                 The mortgage payable at
   Joint Venture               December 31, 1999 was $2,867,486
   Dayton, OH                  maturing June 2027, and providing
                               for monthly principal and
                               interest payments of $23,503
                               bearing interest at 9%.

Research Triangle              A 150,000 square foot office        August 1992
   Joint Venture               warehouse financed with a 8.06%
Research                       mortgage maturing September 2022,
   Triangle, NC                which provides for monthly
                               principal and interest payments
                               of $43,251. The balance as of
                               December 31, 1999 was
                               $5,418,498.

With the exception of Inducon-Columbia, the above apartment complexes are managed for the Partnership by Realmark Corporation, an affiliate of the General Partner.

ITEM 3:  LEGAL PROCEEDINGS
-------  -----------------

         The Partnership is not a party to, nor is any of the Partnership's property the subject of, any material pending legal proceedings; however, for a discussion of litigation which is pending against the General Partners and certain other associates, please see item 7.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         None.

                                     PART II
                                     -------

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
-------  -------------------------------------------------------------

         There is currently no established trading market for the units of Limited Partnership Interest of the Partnership and it is not anticipated that any will develop in the future.

-------  ---------------------------------------------------------------------

         As of December 31, 1999, there were 1,809 record holders of units of Limited Partnership Interest.

         There were no distributions made during the years ended December 31, 1999, 1998 and 1997.

ITEM 6: SELECTED FINANCIAL DATA
-------------------------------



             Realmark Properties Investors Limited Partnership-VI A
             ------------------------------------------------------


                                            Year Ended          Year Ended        Year Ended          Year Ended         Year Ended
                                          Dec. 31, 1999       Dec. 31, 1998      Dec. 31, 1997      Dec. 31, 1996      Dec. 31, 1995
                                          -------------       -------------      -------------      -------------      -------------

Total assets                               $ 14,444,783       $ 15,106,049       $ 16,284,862       $ 15,139,125       $16,251,096
                                           ============       ============       ============       ============       ===========

Mortgages and
  notes payable                            $ 11,893,713       $ 11,392,501       $ 11,463,892       $  9,573,161       $ 9,672,590
                                           ============       ============       ============       ============       ===========

Revenue                                    $  4,419,351       $  4,210,922       $  3,992,130       $  4,039,286       $ 4,190,474

Expenses                                      5,153,535          5,314,610          5,209,137          4,860,288         5,312,606
                                           ------------       ------------       ------------       ------------       -----------

Loss before allocated
  (loss) income from
  Joint Ventures                               (734,184)        (1,103,688)        (1,217,007)          (821,002)      (1,122,132)

Allocated (loss) income
  from Joint Ventures                            43,629           (111,443)            95,051           (165,190)        (184,772)
                                           ------------       ------------       ------------       ------------

Net loss                                   $   (690,555)      $ (1,215,131)      $ (1,121,956)      $   (986,192)      $(1,306,904)
                                           ============       ============       ============       ============       ===========

Net cash (used in)
  provided by operating
  activities                               $   (280,227)      $   (387,212)      $   (245,265)      $     15,947           307,437

Principal payments upon
  refinancing                                (3,415,000)               -           (7,641,618)               -

Principal payments on
  debt                                          (83,788)           (71,391)           (78,350)           (99,429)          (44,715)
                                           ------------       ------------       ------------       ------------       -----------

Net cash (used in)
  provided by operating
  activities less
  principal payments                       $ (3,779,015)      $   (458,603)      $ (7,965,233)      $    (83,482)      $   262,722
                                           ============       ============       ============       ============       ===========

Loss per limited
  partnership unit                         $      (4.26)      $      (7.49)      $      (6.92)      $      (6.08)      $     (8.06)
                                           ============       ============       ============       ============       ===========

Distributions per
  limited partnership
  unit                                     $          -       $          -       $          -       $          -       $         -
                                           ============       ============       ============       ============       ===========

Weighted average
  number of limited
  partnership units
  outstanding                                   157,378            157,378            157,378            157,378       $   157,378
                                           ============       ============       ============       ============       ===========

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------  ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES:

         The Partnership utilized cash from a mortgage refinancing and distributions received from a Joint Venture to fund a cash flow shortage from operations of approximately $280,000 in 1999 and to significantly reduce accounts payable to unaffiliated and affiliated parties. Management is continuing to focus its efforts on ways of improving collections and increasing and/or maintaining occupancy at all of the residential complexes in the Partnership. Incentive programs have been implemented which reward on-site personnel for increased occupancy, resident retention and improved collections. Additionally, incentive packages offering monetary payments for resident referrals are being promoted heavily. Management continues to offer incentive programs to tenants, such as free months rent or discounted rents for signed leases. Both resident managers and leasing specialists at the properties continue to be evaluated and trained to make sure the property has the best and most capable staff that management can find. Advertising also continues to be stressed by management as one of the most effective means of attracting new tenants; several ads a week are placed in leasing and apartment guides/magazines and local newspapers. Managers continually monitor ads and the "traffic" of potential renters that they attract and report the results to management so that strategies can be instituted, changed or strengthened.

         There were no distributions made for the years ended December 31, 1999, 1998 or 1997. Management for the Partnership has been utilizing its cash to fund building improvements and significant maintenance; management expects to continue significant maintenance (e.g. painting, carpet and appliance replacements, etc.) to the properties in an effort to increase occupancies. As a result, it is unlikely at this time that any distributions will be made during 2000.

         The bridge loan mortgage on Countrybrook Estates Apartments was replaced by a permanent mortgage during 1999. A result of the new financing gives the Partnership a lowered interest rate being paid on the property's mortgage. Much of the excess funds provided by the refinancing were used in current operations and for building improvements and significant maintenance.

         Research Triangle Industrial Park West Joint Venture had net income of $255,346, $175,218 and $65,136 for the years ended December 31, 1999, 1998 and
1997 respectively. Regular increases in rental income are expected due to rental escalation clauses in several of the tenants' leases. In accordance with the joint venture agreement, one-half of the income or loss is allocated to each joint venturer. The Partnership received distributions of $330,000 and $250,000 from the joint venture in 1999 and 1998, respectively. No distributions were received in 1997.

         Carriage House of Englewood, of which this Partnership is a 40% joint venture partner, continued to experience severe cash flow shortages during the year ended December 31, 1999. Although HUD and the mortgagee have assisted the Partnership through the release in past years of the escrowed funds and suspension of future deposits into the escrow reserve, unless the property shows continued significant improvement in occupancy and collections, as well as a decrease in expenses, the property could be in a position to default on its mortgage, thus throwing it into a foreclosure. With this in mind, the Corporate General Partner is aggressively marketing the property to potential buyers. At this time it remains highly unlikely that a sale

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------  ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)
         ------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CON'T.):

would result in any distribution to the Limited Partners due to the amount of the liabilities of the Partnership joint venture members.

         The Partnership conducted a review of its computer systems to identify the systems that could have been affected by the "year 2000 issue" and implemented a plan to resolve such issues. The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management contracted with outside independent computer consultants to resolve the issue. The majority of the software in use is "2000 compliant" or was added at no significant cost. Management also engaged a computer firm to re-write its tax software making it Year 2000 compliant. Management did not experience any significant problems with its computers as a result of the year 2000 issue and does not anticipate any such problems in the future.

         Management is aware of the need to implement corrective action plans in response to the going concern considerations discussed in Note 11 to the financial statements. As discussed previously, management believes that marketing is a vital part of alleviating the properties' financial problems. Additionally, closer monitoring of expenditures, tighter credit policies and scheduled physical improvements to the properties continue to be priorities. It is hoped that efforts to correct the continual cash flow shortages and losses will lead to the ultimate cure of such problems. The future viability of the Partnership continues to be dependent upon management's efforts to increase revenues, reduce/control expenses and, in some cases, sell properties. Effective July 1, 1999, management developed a plan to dispose of the property of Pomeroy Park, the mortgage on which comes due in April 2001. The plan will be adapted as conditions and circumstances warrant.

         The Partnership, as a nominal defendant, the General Partners of the Partnership and the three individuals constituting the officers and directors of the Corporate General Partner, as defendants, were served with a summons and complaint on April 19, 2000 in a class and derivative action instituted by Ira Gaines in Supreme Court, County of Erie, State of New York. The action alleges breaches of contract and breaches of fiduciary duty and seeks an accounting, the removal of the General Partners, the liquidation of the Partnership and the appointment of a receiver to supervise the liquidation, and damages. The General Partners and the officers and directors of the Corporate General Partner have filed a motion to dismiss the complaint and intend to vigorously pursue their defense.

RESULTS OF OPERATIONS:

         For the year ended December 31, 1999, the Partnership incurred a net loss of $690,555, or $4.26 per limited partnership unit. That result represents a 43% improvement compared to

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------  ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)
         ------------------------------------------------------

RESULTS OF OPERATIONS (CON'T.):

1998 and a 38% improvement compared to 1997. Net losses in those years were $1,215,131, or $7.49 per limited partnership unit, and $1,121,956, or $6.92 per limited partnership unit, respectively. Increases in revenue and decreases in expense combined in 1999 to account for the marked improvement.

         Partnership revenues for the year ended December 31, 1999 totaled $4,419,351, consisting of rental income of $4,112,626 and other income of $306,725, which includes interest, laundry income, and other miscellaneous sources of income. Rental revenues in the two years ended December 31, 1998 and 1997 totaled $3,873,839 and $3,538,666, respectively. The increase in rental revenue compared to 1998 and 1997 is partially the result of increasing occupancy at Inducon Columbia, Stonegate and Beaver Creek. Occupancy at those properties at December 31, 1999 were 99%, 97% and 100%, respectively, as compared to 85%, 95% and 94%, respectively, at December 31, 1998 and 98%, 91% and 95%, respectively, at December 31, 1997.

         The Partnership's $5,153,535 of total expenses in 1999 represents a decrease compared to the expenses of the years ended December 31, 1998 and 1997 which totaled $5,314,610 and $5,209,137, respectively. The primary reason for the decrease in total expenses was due to lower other administrative expenses. This significant decrease of over $140,000 compared to 1998 and $189,000 compared to 1997 was due to lower legal, advertising and rental costs.

         The Partnership anticipates continued increases in property rental income in the year 2000 due to increased rental rates and occupancies. The operating expenses should remain constant. Pomeroy Park continues to be the biggest concern for expense due to its aging chiller system. Increasing occupancy and decreasing delinquencies remain the major focus of management. Tighter credit policies, extended incentive programs and improved cost management continue to be management's means of improving both net income and cash flow in the Partnership.

         The Partnership's interest in Research Triangle Park West Joint Venture once again experienced high occupancy and good cash collections. The Joint Venture reported net income of $255,346 for the year ended December 31, 1999. This is a considerable increase from 1998 when the property showed net earnings of $175,218 and 1997, which totaled $65,136. The property maintained 100% occupancy during each of the last three years and is expected to do the same in 2000. Regular increases in rental income are expected due to rental escalation clauses in several of the tenants' leases. In accordance with the joint venture agreement, one-half of the income is allocated to each joint venturer.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------  ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)
         ------------------------------------------------------

RESULTS OF OPERATIONS (CON'T.):

         Vacancies, delinquencies, high debt service and operating cost at Carriage House of Englewood continue to plague this Partnership as a joint venturer. The Joint Venture had a net loss of $187,110 for the year ended December 31, 1999. This loss, however, represents a decrease compared to the losses for the years ended December 31, 1998 and 1997, which were $265,996 and $253,956, respectively. The decrease in loss is attributable directly to the increase in occupancy seen over the last two years. In accordance with the joint venture agreement, 40% of the income or loss is allocated to the Partnership and the balance to the other joint venturer. The property expects continuing high property operations expenses in the coming months due to the maintenance work that needs to be done. More work needs to be completed in order to prepare units for new tenants and to satisfy current tenants (i.e. cleaning, painting, appliance and carpeting costs), as well as to physically improve the exterior of the complex. For 2000, management intends to do roof repairs and sidewalk repairs. The repair and improvement plans would require the advance of capital by the Corporate General Partner which the Corporate General Partner is not obligated to provide.

         For the year ended December 31, 1999, the tax basis loss was $562,657, or $3.47 per limited partnership unit compared to a tax loss of $1,350,483, or $8.32 per unit for the year ended December 31, 1998 and a tax loss of $923,925, or $5.69 per limited partnership unit for the year ended December 31, 1997. The Partnership agreement provides for the taxable income or losses to be allocated 97% to the Limited Partners and 3% to the General Partners, and in accordance with this and the Internal Revenue Code, the loss for the years ended December 31, 1999, 1998 and 1997 were all allocated in this fashion.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

         The Partnership does not have investments in instruments which are subject to market risk (e.g., derivatives, options or other interest sensitive instruments).

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

         Listed under Item 14 of the report.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-------  ---------------------------------------------
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
         --------------------------------------

         As reported on Form 8-K/A, filed with the Securities and Exchange Commission on April 17, 2000, and incorporated herein by reference in its entirety: (i) Deloitte & Touche, LLP notified the Company on January 11, 2000 that its relationship as the principal accountants to audit the Company's financial statements had ceased; and (ii) effective January 28, 2000, the Company engaged Toski, Schaefer & Co., P.C. as its independent accountants.

                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE
-------  ---------------------------------------
         REGISTRANT
         ----------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 1999, are listed below. Each director is subject to election on an annual basis.

                           TITLE OF ALL POSITIONS                YEAR FIRST
NAME                       HELD WITH THE COMPANY            ELECTED TO POSITION
----                       ---------------------            -------------------

Joseph M. Jayson           President and Director                   1979

Judith P. Jayson           Vice President and Director              1979

Michael J. Colmerauer      Secretary                                1991

         Joseph M. Jayson, President and Director of Realmark Properties, Inc. and Judith P. Jayson, Vice President and Director of Realmark Properties, Inc., are married to each other.

         The Director and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 61, is Chairman, Director and sole stockholder of J.M. Jayson & Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman and Director of Realmark Corporation and President and Chairman and Director of Realmark Properties, Inc., wholly owned subsidiaries of J.M. Jayson & Company, Inc. and co-general partner of Realmark Properties Investors Limited Partnership, Realmark Properties Investors Limited Partnership-II, Realmark Properties Investors Limited Partnership-III, Realmark Properties Investors Limited Partnership-IV, Realmark Properties Investors Limited Partnership-V, Realmark Properties Investors Limited Partnership-VI A and Realmark Properties Investors Limited Partnership-VI B. Mr. Jayson is a member of the Investment Advisory Board of the Corporate General Partner. Mr. Jayson has been engaged in real estate business for the last 37 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 37 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial and investment properties from 1964 to 1967, and in 1967, left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J.M. Jayson & Company, Inc. have formed or participated in various ways in forming over 30 real estate related limited partnerships. For the past eighteen years, Mr. Jayson and J.M. Jayson & Company, Inc. and an affiliate have also engaged in developmental drilling for gas and oil.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE
-------  ---------------------------------------
         REGISTRANT (CON'T)
         ------------------

         Judith P. Jayson, age 59, is currently Vice-President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 28 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration. Mrs. Jayson is the wife of Joseph M. Jayson, the Individual General Partner.

         Michael J. Colmerauer, 42, is Secretary and in-house legal counsel for J.M. Jayson & Company, Inc., Realmark Corporation, Realmark Properties, Inc. and other companies affiliated with the General Partners. He received a Bachelor's Degree (BA) from Canisius College in 1980 and a Juris Doctors (J.D.) from the University of Tulsa in 1983. Mr. Colmerauer is a member of the American and Erie County Bar Association and has been employed by the Jayson group of companies for the last 16 years.

ITEM 11: EXECUTIVE COMPENSATION
-------- ----------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers) for the years ended December 31, 1999, 1998 or 1997, nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the years ended December 31, 1999, 1998 or 1997.

         The following table sets forth for the years ended December 31, 1999, 1998 and 1997 the compensation paid or accrued as payable by the Partnership, directly or indirectly, to affiliates of the General Partners (all of which are owned entirely by Joseph M. Jayson):



        Entity Receiving                           Type of
          Compensation                           Compensation                      1999              1998           1997
        ----------------                         ------------                    ---------        ---------     ---------
U.S. Capital, Inc.                    Loan placement fees                        $  40,000        $    -       $ 102,878
                                                                                 =========        =========    ==========


Realmark Properties, Inc.             Interest charged on accounts
(the Corporate General                 payable - affiliates                      $  22,565        $ 39,510     $  11,861
Partner)                                                                         =========        =========    ==========


                                      Partnership Management Fees                        -               -        18,000


                                      Reimbursements for
                                      allocated Partnership
                                      administrative expenses                    $ 142,529        $ 140,253    $ 188,378


Realmark Corporation                  Property Management Fees                     208,498          200,937      188,714
                                      Computer Service Fees                         11,460           11,460       11,460
                                                                                 ---------        ---------    ----------

                                      Total                                      $ 362,487        $ 352,650    $ 388,552
                                                                                 =========        =========    ==========



         The executive officers receive compensation from J.M. Jayson & Co., Inc. Any portion of an officer's compensation attributable to an officer's services to the Partnership are immaterial. The directors receive no compensation from any entity. The Corporate General Partner is entitled to a continuing Partnership Management Fee equal to 7% of net cash flow (as defined in the Partnership Agreement) of which 2% is subordinated to the receipt by the Limited Partners of a non cumulative annual cash return equal to 7% of the average of their adjusted Capital Contributions (as defined in the Partnership Agreement). Since the net cash flow of the Partnership, as defined in the agreement, was negative for the years ended December 31, 1999, 1998 and 1997 no fees were earned by the Corporate General Partner for those years. The General Partners are entitled to 3% of Distributable Cash (as defined in the Partnership Agreement) and to certain expense reimbursements with respect to Partnership operations.

         Net income or loss and proceeds arising from a sale or refinancing of property shall be distributed: first, to the Limited Partners in an amount equivalent to a 7% return on the average of their adjusted capital contributions; second, to the corporate general partner a 3% property

---------------------------------------

disposition fee provided, however, that such fees shall be reduced, but not below zero, by the amounts necessary to pay to Limited Partners whose subscriptions were accepted by January 31, 1989, an additional cumulative annual return (not compounded) equal to 2% of their average adjusted capital contributions, and to Limited Partners whose subscriptions were accepted between February 1, 1998 and June 30, 1989, an additional cumulative annual return (not compounded) equal to 1% of their average adjusted capital contributions commencing with the first fiscal quarter following the termination of the offering of units; third, to the Limited Partners, an amount equal to their capital contributions, then an amount equal to an additional 5% of the average of their adjusted capital contributions; fourth, to all Partners, an amount equal to their respective positive capital balances; finally, in the ratio of 87% to the Limited Partners and 13% to the General Partners.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
-------  ------------------------------------------------
         AND MANAGEMENT.
         ---------------

         No person is known to the Partnership to own of record or beneficially, more than five percent (5%) of the Units of Limited Partnership Interests of the Partnership. The General Partners, as of December 31, 1999 owned no Units of Limited Partnership Interest. An affiliate of the General Partner owns approximately 3.86% of the units of Limited Partnership Interest.



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


ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
-------- ---------------------------------------------
         REPORTS ON FORM 8-K.
         --------------------

         (a)   FINANCIAL STATEMENTS AND SCHEDULES.

               FINANCIAL STATEMENTS                                                  PAGE
               --------------------                                                  ----
                                                                                     >

               (i)      Independent Auditors' Report                                 F-1
               (ii)     Independent Auditors' Report for the                         F-2
                        two fiscal years ended December 31, 1998
               (iii)    Balance Sheets at December 31, 1999 and 1998                 F-3
               (iv)     Statements of Operations for the years ended
                        December 31, 1999, 1998 and 1997                             F-4
               (v)      Statements of Partners' Capital (Deficit) for the
                        years ended December 31, 1999, 1998 and 1997                 F-5
               (vi)     Statements of Cash Flows for the years ended

ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
-------- ----------------------------------------------
         REPORTS ON FORM 8-K (CONT.).
         ----------------------------



                        December 31, 1999, 1998 and 1997                             F-6
               (vii)    Notes to Financial Statements                                F-7

                  FINANCIAL STATEMENT SCHEDULE
                  ----------------------------

               (i)      Schedule III - Real Estate and Accumulated Depreciation      F-23

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

         (B)      REPORTS ON FORM 8-K.

                  (i)  None.

         (C)      EXHIBITS

         4. Instruments defining the rights of security holders, including indentures.

                  (a) Amended and Restated Certificate and Agreement of Limited Partnership filed with the Registration Statement of the Registrant Form S-11, filed September 30, 1987, and subsequently amended, incorporated herein by reference.

         10.      Material contracts.

                  (a) Property Management Agreement with Realmark Corporation included with the Registration Statement of the Registrant as filed and amended to date incorporated herein by reference.

         27.      Financial Data Schedule

                  (a)      Schedule is included herewith.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - VI-A


BY:      /s/Joseph M. Jayson                               July 5, 2000
         ------------------------------                 ----------------------
         JOSEPH M. JAYSON,                                       DATE
         INDIVIDUAL GENERAL PARTNER


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


BY:      REALMARK PROPERTIES, INC.
         CORPORATE GENERAL PARTNER

         /s/Joseph M. Jayson                               July 5, 2000
         ------------------------------                 ----------------------
         JOSEPH M. JAYSON,                                       DATE
         PRESIDENT AND DIRECTOR


         /s/Judith P. Jayson                               July 5, 2000
         ------------------------------                 ----------------------
         JUDITH P. JAYSON,                                       DATE
         DIRECTOR


         /s/Michael J. Colmerauer                          July 5, 2000
         ------------------------------                 ----------------------
         MICHAEL J. COLMERAUER                                   DATE
         SECRETARY

                           REALMARK PROPERTY INVESTORS
                           LIMITED PARTNERSHIP - VI A

                              Financial Statements

                           December 31, 1999 and 1998

                   (With Independent Auditor's Report Thereon)

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


The Partners
Realmark Property Investors Limited Partnership - VI A:

We have audited the accompanying balance sheet of Realmark Property Investors Limited Partnership - VI A as of December 31, 1999, and the related statements of operations, partners' capital (deficit), and cash flows for the year ended December 31, 1999. Our audit also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audit. The financial statements of Realmark Property Investors Limited Partnership - VI A for the years ended December 31, 1998 and 1997 were audited by other auditors whose report dated April 12, 1999, on those statements included an explanatory paragraph that described substantial doubt about the Partnership's ability to continue as a going concern as discussed in note 11 to those financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - VI A as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements and financial statement schedule have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 11, the Partnership's recurring losses from operations, operating cash flow deficiencies and the current nature of its mortgages payable raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williamsville, New York                             TOSKI, SCHAEFER & CO., P.C.
April 14, 2000
(April 19, 2000 as to note 14)

INDEPENDENT AUDITORS' REPORT


The Partners
Realmark Property Investors Limited Partnership-VI A:

We have audited the accompanying balance sheets of Realmark Property Investors Limited Partnership-VI A as of December 31, 1998 and 1997, and the related statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

                                                Deloitte & Touche LLP

Buffalo, New York

April 12, 1999



             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                                 Balance Sheets

                           December 31, 1999 and 1998


                           Assets                                                           1999                   1998
                                                                                        ------------           ------------

Property and equipment, at cost (including assets held for
      sale, note 13):
         Land and land improvements                                                     $  2,159,398              2,159,398
         Buildings                                                                        17,404,242             17,307,636
         Furniture and fixtures                                                            1,103,695              1,103,695
                                                                                        ------------           ------------

                                                                                          20,667,335             20,570,729
         Less accumulated depreciation                                                     7,316,721              6,555,171
                                                                                        ------------           ------------

                           Net property and equipment                                     13,350,614             14,015,558

Investment in joint ventures, including unamortized excess
     purchase price of $174,263 at December 31, 1998                                               -                 88,197

Cash                                                                                         264,353                 87,551
Accounts receivable                                                                                -                  4,203
Escrow deposits                                                                              301,288                414,762
Mortgage costs, net of accumulated amortization of $211,791
     and $272,395 at December 31, 1999 and 1998, respectively                                430,972                430,404
Other assets                                                                                  97,556                 65,374
                                                                                                               ------------

                           Total assets                                                 $ 14,444,783             15,106,049
                                                                                        ============           ============

              Liabilities and Partners' Capital
              ---------------------------------

Liabilities:
     Mortgages payable                                                                    11,893,713             11,392,501
     Accounts payable and accrued expenses                                                   268,421                637,504
     Interest payable                                                                        101,417                122,616
     Accounts payable - affiliates                                                           233,042                517,337
     Security deposits and prepaid rents                                                     214,997                210,517
                                                                                        ------------           ------------

                           Total liabilities                                              12,711,590             12,880,475
                                                                                        ------------           ------------

Losses of unconsolidated joint ventures in excess of investment, net of unamortized excess purchase price of $165,063 at
     December 31, 1999                                                                       198,174                      -

Partners' capital (deficit):
     General partners                                                                       (355,728)              (335,011)
     Limited partners                                                                      1,890,747              2,560,585
                                                                                        ------------           ------------

                           Total partners' capital                                         1,535,019              2,225,574
                                                                                        ------------           ------------

                           Total liabilities and partners' capital                      $ 14,444,783             15,106,049
                                                                                        ============           ============

See accompanying notes to financial statements


             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                            Statements of Operations

                  Years ended December 31, 1999, 1998 and 1997


                                                                              1999                  1998                    1997
                                                                          -----------            -----------            -----------
Income:
     Rental                                                               $ 4,112,626              3,873,839              3,538,666
     Gain from insurance proceeds
         on flood loss                                                              -                      -                 84,002
     Interest and other income                                                306,725                337,083                369,462
                                                                          -----------            -----------            -----------

                           Total income                                     4,419,351              4,210,922              3,992,130
                                                                          -----------            -----------            -----------
Expenses:
     Property operations                                                    2,601,748              2,597,419              2,569,545
     Interest:
         To affiliates                                                         22,565                 39,510                 11,861
         Other                                                              1,119,057              1,175,159              1,145,063
     Depreciation                                                             761,550                723,579                618,347
     Administrative:
         To affiliates                                                        362,487                352,650                388,552
         Other                                                                286,128                426,293                475,769
                                                                          -----------            -----------            -----------

                           Total expenses                                   5,153,535              5,314,610              5,209,137
                                                                          -----------            -----------            -----------

Loss before allocated income (loss) from
     joint ventures                                                          (734,184)            (1,103,688)            (1,217,007)

Allocated income (loss) from joint ventures                                    43,629               (111,443)                95,051
                                                                          -----------            -----------            -----------

                           Net loss                                       $  (690,555)            (1,215,131)            (1,121,956)
                                                                          ===========            ===========            ===========


Net loss per limited partnership unit                                     $     (4.26)                 (7.49)                 (6.92)
                                                                          ===========            ===========            ===========


Weighted average number of limited
partnership units outstanding                                             $   157,378                157,378                157,378
                                                                          ===========            ===========            ===========







See accompanying notes to financial statements



             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                    Statements of Partners' Capital (Deficit)

                  Years ended December 31, 1999, 1998 and 1997




                                                                         General             Limited Partners
                                                                         Partners                  Units                   Amount
                                                                        ----------           ----------------            ----------


Balances at December 31, 1966                                           $ (264,898)                 157,378               4,827,559

Net loss                                                                   (33,659)                       -              (1,088,297)
                                                                        ----------               ----------              ----------

Balances at December 31, 1997                                             (298,557)                 157,378               3,739,262

Net loss                                                                   (36,454)                       -              (1,178,677)
                                                                        ----------               ----------              ----------

Balances at December 31, 1998                                             (335,011)                 157,378               2,560,585

Net loss                                                                   (20,717)                       -                (669,838)
                                                                        ----------               ----------              ----------

Balances at December 31, 1999                                           $ (355,728)                 157,378               1,890,747
                                                                        ==========               ==========              ==========














See accompanying notes to financial statements


             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                            Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997


                                                                                   1999                1998                  1997
                                                                                -----------         -----------         -----------
Cash flows from operating activities:
     Net loss                                                                   $  (690,555)         (1,215,131)         (1,121,956)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
              Gain from insurance proceeds                                                -                   -             (84,002)
              Depreciation and amortization                                         867,738             855,691             739,721
              Allocated loss (income) from joint ventures                           (43,629)            111,443             (95,051)
              (Increase) decrease in:
                  Accounts receivable                                                 4,203              26,882              19,252
                  Other assets                                                      (32,182)            (21,300)              3,566
              Increase (decrease) in:
                  Accounts payable and accrued expenses                            (369,083)           (154,894)            252,257
                  Interest payable                                                  (21,199)             37,698               7,182
                  Security deposits and prepaid rents                                 4,480             (27,601)             33,766
                                                                                -----------         -----------         -----------

                           Net cash used in operating
                               activities                                          (280,227)           (387,212)           (245,265)
                                                                                -----------         -----------         -----------

Cash flows from investing activities:
     (Increase) decrease in escrow deposits                                         113,474             155,535            (518,768)
     (Decrease) increase in accounts payable - affiliates                          (284,295)            481,808              35,529
     Distributions received from joint venture                                      330,000             250,000                   -
     Additions to property and equipment                                            (96,606)           (111,887)           (913,399)
     Insurance proceeds on flood loss                                                     -                   -             287,571
                                                                                -----------         -----------         -----------

                           Net cash provided by (used in)
                               investing activities                                  62,573             775,456          (1,109,067)
                                                                                -----------         -----------         -----------

Cash flows from financing activities:
     (Decrease) increase in cash overdraft                                                -            (229,302)             48,228
     Mortgage acquisition costs                                                    (106,756)                  -            (584,627)
     Proceeds from mortgages                                                      4,000,000                   -           9,610,699
     Principal payments upon refinancing                                         (3,415,000)                  -          (7,641,618)
     Principal payments on debt                                                     (83,788)            (71,391)            (78,350)
                                                                                -----------         -----------         -----------

                           Net cash provided by (used in)
                               financing activities                                 394,456            (300,693)          1,354,332
                                                                                -----------         -----------         -----------

Net increase in cash                                                                176,802              87,551                   -

Cash at beginning of year                                                            87,551                   -                   -
                                                                                                                        -----------

Cash at end of year                                                             $   264,353              87,551
                                                                                                    ===========         ==========

Supplemental disclosure of cash flow information -
     cash paid for interest                                                     $ 1,078,367           1,005,349           1,034,123
                                                                                ===========         ===========         ===========

See accompanying notes to financial statements

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997


(1)  Formation and Operation of Partnership
-------------------------------------------

     Realmark Property Investors Limited Partnership-VI A (the Partnership), a
         Delaware Limited Partnership, was formed on September 21, 1987, to invest in a diversified portfolio of income-producing real estate investments, its only industry segment.

     In November 1987, the Partnership commenced the public offering of units of limited partnership interest. Other than matters relating to the organization, it had no business activities and, accordingly, had not incurred any expenses or earned any income until the first interim closing (minimum closing) of the offering, which occurred on February 12, 1988. All items of income and expense arose subsequent to this date. As of December 31, 1999, 157,378 units of limited partnership interest were sold and outstanding, including 30 units held by an affiliate of the general partners. The offering terminated on November 10, 1988 with gross offering proceeds of $15,737,790. The general partners are Realmark Properties, Inc. (the corporate general partner) and Mr. Joseph M. Jayson (the individual general partner). Mr. Joseph
         M. Jayson is the sole stockholder of J.M. Jayson & Company, Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc.

     Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership (note 6).

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

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                    Notes to Financial Statements, Continued

(2)  Summary of Significant Accounting Policies
-----------------------------------------------

     (a) Basis of Accounting
     -----------------------
         The accompanying financial statements have been prepared on the accrual basis of accounting.

     (b) Estimates
     -------------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     (c) Property and Equipment
     --------------------------
         Property and equipment are recorded at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. The estimated useful lives of the Partnership's assets range from 5 to 31.5 years. Depreciation expense totaled $761,550, $723,579 and $618,347 for the years ended December 31, 1999, 1998 and 1997, respectively. Improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation. The resulting gains and losses are reflected in the statements of operations. The accelerated cost recovery system and modified accelerated cost recovery system are used to calculate depreciation expense for tax purposes.

     (d) Cash
     --------
         For purposes of reporting cash flows, cash includes money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

     (e) Escrow Deposits
     -------------------
         Escrow deposits represent cash which is restricted for the payment of property taxes, insurance and repairs and replacements in accordance with the mortgage agreement.

     (f) Mortgage Costs
     ------------------
         Mortgage costs incurred in obtaining the property mortgage financing are recorded at cost less applicable amortization. Amortization is computed using the straight-line method over the life of the respective mortgages.

     (g) Unconsolidated Joint Ventures
     ---------------------------------
         The Partnership's investment in Carriage House of Englewood Joint
           Venture and Research Triangle Joint Venture is in unconsolidated joint ventures which are accounted for on the equity method. These joint ventures are not consolidated in the Partnership's financial statements because the Partnership is not the majority owner.

     (h) Rental Income
     -----------------
         Rental income is recognized on the straight line method over the terms of the leases. The outstanding leases with respect to rental properties owned are for terms of no more than one year for residential properties and no more than five years for commercial properties.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                    Notes to Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued
----------------------------------------------------------

     (i) Loss Per Limited Partnership Unit
     -------------------------------------
         The loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding for the year.

     (j) Accrued Residential Rent Receivable
     ---------------------------------------
         Due to the nature of accrued residential rent receivable, all such receivables are fully reserved at December 31, 1999 and 1998.

     (k) Income Taxes
     ----------------
         No income tax provision has been included in the financial statements since profit or loss of the Partnership is required to be reported by the respective partners on their income tax returns.

     (l) Comprehensive Income
     ------------------------
         The Partnership has adopted Statement of Financial Accounting Standards
           (SFAS) No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources". Other than net income (loss), the Partnership has no other sources of comprehensive income.

     (m) Segment Information
     -----------------------
         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related
           Information" establishes standards for the way public business enterprises report information about operating segments in annual financial statements. The Partnership's only operating segment is the ownership and operation of income producing real property for the benefit of its partners.

     (n) Accounting Changes and Developments
     ---------------------------------------
         In June 1998, the Financial Accounting Standards Board (FASB) issued
           Statement of Financial Accounting Standards (SFAS) No. 133 - "Accounting for Derivative Instruments and Hedging Activities" which establishes revised accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity measure all derivative instruments at fair value and recognize such instruments as either assets or liabilities in the balance sheets. The accounting for changes in the fair value of a derivative instrument will depend on the intended use of the derivative as either a fair value hedge, a cash flow hedge or a foreign currency hedge. The effect of the changes in fair value of the derivatives and, in certain cases, the hedged items are to be reflected in either the statements of operations or as a component of other comprehensive income, based upon the resulting designation. As issued, SFAS No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 - "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. Since the Partnership does not currently have any derivative instruments or hedging activities, management does not believe that SFAS No. 133 will have a material effect on the Partnership financial statements, taken as a whole.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                    Notes to Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued
---  -----------------------------------------------------

     (o) Reclassifications
     ---------------------
         Reclassifications have been made to certain 1998 and 1997 balances in order to conform them to the 1999 presentation.

(3)  Acquisition of Rental Property
-----------------------------------
     In February 1989, the Partnership acquired an 80 unit apartment complex (Beaver Creek) located in Monaca, Pennsylvania for a purchase price of $1,879,943, which includes $347,404 in acquisition fees.

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

     Inducon Joint Venture-Columbia (the Venture) was formed pursuant to an agreement dated March 16, 1988 between the Partnership and Trion Development Group, Inc., a New York corporation (the Corporation). The primary purpose of the Venture was to acquire or lease land and construct office/warehouse buildings as income-producing property. The Partnership contributed initial capital to the Venture of $1,064,950 which was used to fund the initial development costs. On May 19, 1989 the Partnership purchased the Corporation's interest in the Inducon Joint Venture-Columbia for $130,000. The office complex, located in Columbia, South Carolina, consists of three buildings. The first building was put into service in July 1989 and has a total cost of $1,891,995 which includes $311,358 in acquisition fees. The second and third buildings were put into service in December 1991 and have a total cost of $2,778,996 which includes $48,796 of capitalized interest.

     In March 1990, the Partnership acquired a 130 unit apartment complex (Stonegate) located in Mobile, Alabama for a purchase price of $4,145,367, which includes $225,620 in acquisition fees.

     In March 1991, the Partnership acquired a 230 unit apartment complex (Pomeroy Park, formerly The Commons on Lewis Avenue) located in Tulsa, Oklahoma for a purchase price of $2,965,803, which includes $269,721 in acquisition fees.

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

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

(3)  Acquisition of Rental Property, Continued
----------------------------------------------

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

(4)  Mortgages Payable
----------------------

     The Partnership has the following mortgages payable as of December 31, 1999 and 1998:

     Countrybrook Estates (formerly West Creeke)
     ------------------------------------------
     A mortgage with a balance of $3,415,000 at December 31, 1998 due with monthly payments of interest only bearing a rate of 3.50% above the one month LIBOR rate (9.0625% at December 31, 1998) was refinanced in 1999.

     A new mortgage with a balance of $3,992,594 at December 31, 1999 provides for monthly principal and interest payments of $29,044 bearing interest at 7.89%. The mortgage matures September, 2029.

     Inducon-Columbia
     ----------------
     A mortgage with a balance of $2,138,895 and $2,168,462 at December 31, 1999 and 1998, respectively, provides for monthly principal and interest payments of $16,787 bearing interest at 7.867%. The mortgage matures October 2022.

     Stonegate
     ---------
     A mortgage with a balance of $2,601,789 and $2,621,004 at December 31, 1999 and 1998, respectively, provides for monthly principal and interest payments of $20,207 bearing interest at 8.43%. The mortgage matures July 2027.

     Beaver Creek
     ------------
     A mortgage with a balance of $1,327,451 and $1,337,685 at December 31, 1999 and 1998, respectively, provides for monthly principal and interest payments of $10,137 bearing interest at 8.23%. The mortgage matures July 2027.

     Pomeroy Park (formerly The Commons on Lewis Avenue)
     --------------------------------------------------
     A mortgage with a balance of $1,832,984 and $1,850,350 at December 31, 1999 and 1998, respectively, provides for monthly principal and interest payments calculated based upon an interest rate ranging from 8-12% annually (12% at December 31, 1999). The remaining balance is due April 2001.

     The Partnership is currently not in compliance with certain debt covenants related to the above mortgages.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                    Notes to Financial Statements, Continued


(4)  Mortgages Payable, Continued
---------------------------------

     The aggregate maturities of the mortgages payable for each of the next five years and thereafter, assuming principal payments will not be accelerated, are as follows:

                           Year                               Amount
                           ----                               ------

                           2000                          $    125,663
                           2001                             1,928,366
                           2002                               124,551
                           2003                               134,953
                           2004                               146,224
                           Thereafter                       9,433,956
                                                            ---------


                                                         $ 11,893,713
                                                         ============

     The mortgages are secured by the properties to which they relate.

(5)  Fair Value of Financial Instruments
----------------------------------------

     Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair value of cash, accounts receivable, other assets, accounts payable - affiliates, accounts payable, accrued expenses and security deposits and prepaid rents approximate the carrying value due to the short-term nature of these instruments.

     Management has estimated the following fair values of its mortgages payable, based on currently available rates for mortgages of similar terms:

                                           Fair Value          Carrying Value
                                           ----------          --------------

Inducon Columbia                           $2,116,000            $2,139,000
Beaver Creek                               $1,355,000            $1,327,000
Stonegate                                  $2,704,000            $2,602,000
Pomeroy Park                               $1,881,000            $1,833,000

     The fair value of the mortgage payable on Countrybrook approximates its carrying value of $3,993,000 due to the mortgage's recent nature.

     Refer to note 4 for a description of the terms of the mortgages payable.

(6)  Related Party Transactions
-------------------------------

     Management fees for the management of certain of the Partnership properties are paid to an affiliate of the general partner. The management agreement provides for 5% of gross monthly rental receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $208,498, $200,937 and $188,714 for the years ended December 31, 1999, 1998 and 1997, respectively.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                    Notes to Financial Statements, Continued

(6)  Related Party Transactions, Continued
------------------------------------------

     According to the terms of the partnership agreement, the general partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the partnership agreement), 2(degree)% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. The Corporate general partner is paid its 5% partnership management fee annually as cash flow allows. No such fees were paid or accrued for the years ended December 31, 1999, 1998 and 1997.

     The general partners are also allowed to collect a property disposition fee upon the sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties or 3% of the sales price. The property disposition fee is subordinate to the limited partners receipt of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital contributions and to repayment to the limited partners of an amount equal to their original capital contributions. No properties have been sold as of December 31, 1999 and accordingly, there have been no property disposition fees paid or earned by the general partners.

     Pursuant to the terms of the partnership agreement, the Corporate general partner charges the Partnership for reimbursement of certain costs and expenses incurred by the Corporate general partner and its affiliates in connection with the administration of the Partnership and for other direct Partnership expenses and for acquisition of properties. These charges were for the Partnership's allocated share of costs and expenses such as payroll, travel and communication costs related to partnership accounting, partner communication and relations, and acquisitions of properties and are included in property operations. Additionally, Partnership accounting and portfolio management fees, investor services fees and brokerage fees are allocated based on total assets, number of partners and number of units, respectively. These costs amounted to $142,529, $140,253 and $188,378 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Accounts payable - affiliates, which are payable on demand, amounted to $233,042 and $517,337 as of December 31, 1999 and 1998, respectively. Interest is charged on accounts payable - affiliates at an annual rate of 11%. Related interest expense amounted to $22,565, $39,510 and $11,861 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Computer service charges for the Partnership are paid or accrued to an affiliate of the general partners. The fee is based upon the number of apartment units and totaled $11,460 for the years ended December 31, 1999, 1998 and 1997 respectively.

     Loan placement fees are paid or accrued to an affiliate of the general partners. The fee is calculated as 1% of the mortgage loan amounts. These fees totaled $40,000 and $102,878 for the years ended December 31, 1999 and December 31, 1997, respectively. No such fees were paid during the year ended December 31, 1998.

(7)  Income Taxes
-----------------

     No provision has been made for income taxes since the income or loss of the Partnership is to be included in the tax returns of the individual partners.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

(7) Income Taxes, Continued
---------------------------

     The tax returns of the Partnership are subject to examination by federal and state taxing authorities. Under federal and state income tax laws, regulations and rulings, certain types of transactions may be accorded varying interpretations and, accordingly, reported Partnership amounts could be changed as a result of any such examination.

     The reconciliation of Partners' Capital as of December 31, 1999, 1998 and
         1997, as reported in the balance sheets and as reported for tax return purposes is as follows:



                                                                                         1999              1998            1997
                                                                                      -----------      -----------      -----------

    Partners' capital - balance sheet                                                 $ 1,535,019        2,225,574        3,440,705
    Add to (deduct from):
        Accumulated difference in depreciation                                            328,891          200,993          220,283
        Syndication fees                                                                2,312,863        2,312,863        2,312,863
        Other nondeductible expenses                                                      578,745          578,745          543,162
        Tax basis adjustment - joint ventures                                             800,244          800,244          951,889
                                                                                      -----------      -----------      -----------

    Partners' capital - tax return purposes                                           $ 5,555,762        6,118,419        7,468,902
                                                                                      ===========      ===========      ===========

The reconciliation of net loss for the years ended December 31, 1999, 1998 and 1997 as reported in the statement of operations, and as would be reported for tax purposes, is as follows:

                                                                                          1999            1998              1997
                                                                                      -----------      -----------      -----------

    Net loss - statement of operations                                                $  (690,555)      (1,215,131)      (1,121,956)
    Add to (deduct from):
        Difference in depreciation                                                        127,898          (19,290)         (35,280)
        Other nondeductible expenses                                                            -           35,583          151,955
        Tax basis adjustment - joint ventures                                                   -         (151,645)          81,356
                                                                                      -----------      -----------      -----------

    Net loss - tax return purposes                                                    $  (562,657)      (1,350,483)        (923,925)
                                                                                      ===========      ===========      ===========

(8)  Investment in Joint Ventures
---------------------------------

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

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

(8)  Investment in Joint Ventures, Continued
--------------------------------------------

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

     In July 1996, the Partnership entered into a plan to dispose of the property of the joint venture with a carrying amount of $1,271,321 and $1,265,469 at December 31, 1999 and 1998, respectively. The Joint Venture incurred losses of approximately $187,000, $266,000 and $254,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Management has determined that a sale of the property is in the best interests of the investors. Management continues to actively market the property.

     Financial Accounting Standards Statement No. 121, "Accounting for the
         Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " (the Statement) requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Joint Venture, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Fair value is determined based on estimated future cash flows. Depreciation expense, not recorded during the disposal period, for the years ended December 31, 1999, 1998 and 1997 totaled approximately $120,000, $120,000 and
         $122,000, respectively. Management believes that the property's fair value has not changed significantly since being classified as held for sale.

     The Carriage House of Englewood's mortgage is insured by the Department of Housing and Urban Development (HUD). The mortgage is subject to a HUD regulatory agreement which places restrictions on the operations of the joint venture. As of December 31, 1999, the joint venture was not in compliance with several of these regulations. The consequences of the non-compliance with these restrictions could include HUD-imposed sanctions such as fines or interest charges. Additionally, the violation of the regulatory agreement could be deemed an event of default by the mortgagor, and HUD could possibly take over as holder of the mortgage.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                    Notes to Financial Statements, Continued


(8)  Investment in Joint Ventures, Continued
--------------------------------------------

     Given the uncertainty surrounding the outcome of the noncompliance, the joint venture's recurring losses from operations, cash flow difficulties, and partners' deficit, substantial doubt exists about the joint venture's ability to continue as a going concern.

     A summary of the assets, liabilities and partners' capital (deficit) of the Carriage House of Englewood Joint Venture as of December 31, 1999 and 1998 and the results of its operations for the years ended December 31, 1999, 1998 and 1997 is as follows:




                    CARRIAGE HOUSE OF ENGLEWOOD JOINT VENTURE
                                 Balance Sheets
                           December 31, 1999 and 1998



                  Assets                                                                1999                     1998
                  ------                                                            -----------              -----------

Land and land improvements                                                          $   367,500                  367,500
Building                                                                              2,487,823                2,487,823
Building equipment                                                                      169,993                  164,141
                                                                                    -----------              -----------

                                                                                      3,025,316                3,019,464
Less accumulated depreciation                                                         1,753,995                1,753,995
                                                                                    -----------              -----------

                  Property, net                                                       1,271,321                1,265,469

Cash                                                                                      6,818                   12,112
Security deposits                                                                        40,365                   14,604
Escrow deposits                                                                          52,598                   65,464
Mortgage costs, net of accumulated amortization
    of $44,020 in 1999 and $38,278 in 1998                                              156,931                  162,673
Other assets                                                                             15,555                   16,737
                                                                                    -----------              -----------

                  Total assets                                                      $ 1,543,588                1,537,059
                                                                                    ===========              ===========

Liabilities and Partners' Deficit

Liabilities:
    Mortgage payable                                                                $ 2,867,486                2,890,315
    Accounts payable and accrued expenses                                               184,799                  205,235
    Accounts payable - affiliates                                                       768,924                  555,404
    Accrued interest                                                                     21,506                   21,677
    Security deposits and prepaid rents                                                  66,026                   42,470
                                                                                    -----------              -----------

                  Total liabilities                                                   3,908,741                3,715,101
                                                                                    -----------              -----------

Partners' capital (deficit):
    The Partnership                                                                      (8,644)                  66,200
    RPILP                                                                            (2,356,509)              (2,244,242)
                                                                                    -----------              -----------

                  Total partners' deficit                                            (2,365,153)              (2,178,042)
                                                                                    -----------              -----------

                  Total liabilities and partners' deficit                           $ 1,543,588                1,537,059
                                                                                    ===========              ===========


             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                    Notes to Financial Statements, Continued



(8)  Investment in Joint Ventures, Continued
--------------------------------------------


                    CARRIAGE HOUSE OF ENGLEWOOD JOINT VENTURE
                            Statements of Operations
                  Years ended December 31, 1999, 1998 and 1997

                                                                                        1999             1998            1997
                                                                                      ---------       ---------       ---------

Income:
     Rental                                                                           $ 682,576         581,864         583,445
     Other income                                                                        72,537          41,465          42,620
                                                                                      ---------       ---------       ---------

                           Total income                                                 755,113         623,329         626,065
                                                                                      ---------       ---------       ---------
Expenses:
     Property operations                                                                468,179         422,898         436,621
     Interest:
         Paid to affiliates                                                              78,822          55,750          31,966
         Other                                                                          264,773         266,771         268,549
     Administrative:
         Paid to affiliates                                                              47,527          48,717          55,506
         Other                                                                           82,922          95,189          87,379
                                                                                      ---------       ---------       ---------

                           Total expenses                                               942,223         889,325         880,021
                                                                                      ---------       ---------       ---------

Net loss                                                                              $(187,110)       (265,996)       (253,956)
                                                                                      =========       =========       =========
     Allocation of net loss:
         The Partnership                                                              $ (74,844)       (106,398)       (101,583)
         RPILP                                                                         (112,266)       (159,598)       (152,373)
                                                                                      ---------       ---------       ---------

                           Total                                                      $(187,110)       (265,996)       (253,956)
                                                                                      =========       =========       =========

A reconciliation of the Partnership's investment in the Carriage House of Englewood Joint Venture is as follows:

                                                                                         1999           1998             1997
                                                                                      ---------       ---------       ---------


Investment in joint venture at beginning of year                                      $  66,200         256,052         362,134
Amortization of excess purchase price                                                       -           (83,454)         (4,499)
Allocation of net loss                                                                  (74,844)       (106,398)       (101,583)
                                                                                      ---------       ---------       ---------

Investment in (losses in excess of investment in)
     joint venture at end of year                                                     $  (8,644)         66,200         256,052
                                                                                      =========       =========       =========



             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                    Notes to Financial Statements, Continued


(8)  Investment in Joint Ventures, Continued
--------------------------------------------

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

     A summary of the assets, liabilities and partners' deficit of the Research Triangle Joint Venture as of December 31, 1999 and 1998 and the results of its operations for the years ended December 31, 1999, 1998 and 1997 follows.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

(8)  Investment in Joint Ventures, Continued
--------------------------------------------




                         RESEARCH TRIANGLE JOINT VENTURE
                                 Balance Sheets
                           December 31, 1999 and 1998


                  Assets                                                               1999                  1998
                                                                                   -----------            -----------

Land                                                                               $   338,112                338,112
Land improvements                                                                      799,430                799,430
Buildings                                                                            4,130,637              4,130,637
                                                                                   -----------            -----------

                                                                                     5,268,179              5,268,179
Less accumulated depreciation                                                        3,694,293              3,590,813
                                                                                   -----------            -----------

                           Property, net                                             1,573,886              1,677,366

Cash                                                                                   149,508                688,674
Accounts receivable - affiliates                                                           599                 29,925
Accounts receivable - other                                                             32,261                    -
Escrow deposits                                                                        694,740                559,679
Other assets                                                                           239,054                257,127
                                                                                   -----------            -----------

                           Total assets                                            $ 2,690,048              3,212,771
                                                                                   ===========            ===========

              Liabilities and Partners' Deficit

Liabilities:
     Mortgage payable                                                                5,418,498              5,504,596
     Accounts payable and accrued expenses                                              74,287                106,256
                                                                                   -----------            -----------

                           Total liabilities                                         5,492,785              5,610,852
                                                                                   -----------            -----------

Partners' Deficit:
     The Partnership                                                                (1,500,784)            (1,298,455)
     RPILP-II                                                                       (1,301,953)            (1,099,626)
                                                                                   -----------            -----------

                           Total partners' deficit                                  (2,802,737)            (2,398,081)
                                                                                   -----------            -----------

                           Total liabilities and partners' deficit                 $ 2,690,048              3,212,771
                                                                                   ===========            ===========


             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                    Notes to Financial Statements, Continued


(8)  Investment in Joint Ventures, Continued
--------------------------------------------




                         RESEARCH TRIANGLE JOINT VENTURE
                            Statements of Operations
                  Years ended December 31, 1999, 1998 and 1997

                                                                                        1999           1998            1997
                                                                                    -----------     -----------     -----------

Income:
     Rental                                                                         $ 1,009,978         962,352         886,634
     Other                                                                               11,823           6,985           5,496
                                                                                    -----------     -----------     -----------

              Total income                                                            1,021,801         969,337         892,130
                                                                                    -----------     -----------     -----------

Expenses:
     Property operations                                                                131,014         114,857         101,896
     Interest                                                                           455,838         457,626         470,041
     Depreciation and amortization                                                      107,718         128,094         166,828
     Administrative:
         To affiliates                                                                   63,230          63,652          60,177
         Other                                                                            8,655          29,890          28,052
                                                                                    -----------     -----------     -----------

              Total expenses                                                            766,455         794,119         826,994
                                                                                    -----------     -----------     -----------

              Net income                                                            $   255,346         175,218          65,136
                                                                                    ===========     ===========     ===========

Allocation of net income:
     The Partnership                                                                $   127,673          87,609          32,568
     RPILP-II                                                                           127,673          87,609          32,568
                                                                                    -----------     -----------     -----------

                           Total                                                    $   255,346         175,218          65,136
                                                                                    ===========     ===========     ===========

A reconciliation of the Partnership's investment in the Research Triangle Joint
Venture is as follows:

                                                                                           1999            1998            1997
                                                                                    -----------     -----------     -----------

Investment in joint venture at beginning of year                                    $    21,997         193,588         170,220
Distributions from joint venture                                                       (330,000)       (250,000)            -
Amortization of excess purchase price                                                    (9,200)         (9,200)         (9,200)
Allocation of net income                                                                127,673          87,609          32,568
                                                                                    -----------     -----------     -----------

Investment in (losses in excess of investment in)
     joint venture at end of year                                                   $  (189,530)         21,997         193,588
                                                                                    ===========     ===========     ===========


             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                    Notes to Financial Statements, Continued

(9)  Leases (Lessee)
--------------------

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

     Minimum future rental payments for each of the next five years are as follows:

                           Year                               Amount
                           ----                               ------

                           2000                       $       89,000
                           2001                               89,000
                           2002                               89,000
                           2003                               89,000
                           2004                               89,000

(10)  Leases (Lessor)
---------------------

      In connection with the Inducon - Columbia property, the Partnership has entered into commercial lease agreements with terms from one to five years. Minimum future rentals to be received in the future under noncancelable operating leases are as follows:

                           Year                               Amount
                           ----                               ------

                           2000                       $      225,081
                           2001                               43,543
                           2002                               33,275

(11)  Going Concern Considerations
----------------------------------

      The accompanying financial statements and financial statement schedule have been prepared assuming that the Partnership will continue as a going concern.

      The Partnership has sustained recurring losses from operations and has experienced operating cash flow difficulties. Additionally, the Partnership is currently not in compliance with certain debt covenants which allows the mortgagees to accelerate repayment of the mortgages payable. These issues raise substantial doubt about the Partnership's ability to continue as a going concern.

      Management believes that the sale of Pomeroy Park is in the best interests of the limited partners. With the improvements completed at Countrybrook Estates, management plans to increase rents charged in the coming year. Management intends to closely monitor and control expenses at all complexes.

      The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

(12)  Gain from Insurance Proceeds
----------------------------------

      On March 1, 1997, Countrybrook Estates experienced a flood that resulted in property damage estimated at a net book value of $203,569. The Partnership received insurance proceeds totaling $287,751, resulting in a gain for financial statement purposes of $84,002.

(13)  Long-Lived Assets
-----------------------

      In 1997, the Partnership entered into a plan to dispose of the property of Countrybrook Estates with a carrying amount of $4,047,737 at December 31, 1997. Countrybrook Estates incurred a net loss of approximately $207,000 for the year ended December 31, 1997. Management had determined that the sale of the property was in the best interests of the limited partners. As of December 31, 1997, an agreement cancelable by the buyer was signed with an anticipated sales price of approximately $6,060,000. This agreement was canceled in the first quarter of 1998, and the Partnership discontinued its plans to sell the property.

      In the third quarter of 1998, the Partnership entered into a plan to dispose of the property of Pomeroy Park with a carrying amount of $2,605,021 and $2,633,733 at December 31, 1999 and 1998, respectively.
          Pomeroy Park incurred net losses of approximately $307,000, $303,000 and $470,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Management had determined that the sale of the property was in the best interests of the limited partners. Effective January 1, 1999, management discontinued its plan to dispose of the property. Effective July 1, 1999, management entered into a new plan to dispose of the property of Pomeroy Park. Management has determined that the sale of the property is in the best interests of the limited partners.

      Financial Accounting Standards Statement No. 121 - "Accounting for the
          Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " (the Statement) requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the years ended December 31, 1999, 1998 and 1997 totaled approximately $54,000, $71,000 and $175,000, respectively. Management believes that the property's fair value has not changed significantly since being classified as held for sale.

(14)  Subsequent Event
----------------------

      The Partnership, as a nominal defendant, the General Partners of the Partnership and the three individuals constituting the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on April 19, 2000 in a class and derivative action instituted by Ira Gaines in Supreme Court, County of Erie, State of New York. The action alleges breaches of contract and breaches of fiduciary duty and seeks an accounting, the removal of the General Partners, the liquidation of the Partnership and the appointment of a receiver to supervise the liquidation, and damages. The General Partners are presently reviewing the complaints and intend to vigorously pursue their defense.

                                                                   Schedule III
                                                                   ------------


             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                    Real Estate and Accumulated Depreciation

                                December 31, 1999




                                                                                                      Gross amounts at which
                                          Initial Cost to           Cost                            Carried at Close of Period
                                            Partnership          capitalized                   ------------------------------------
   Property                             --------------------     subsequent to
 description          Encumbrances       Land       Buildings     Acquisition    Retirements     Land        Buildings      Total
 -----------          ------------     ---------    ----------   -------------   -----------   ---------     ---------    ----------
BeaverCreek
   Pittsburgh, PA      $ 1,327,451       282,000     1,437,944       169,871           -         317,000     1,572,815     1,889,815

Countrybrook
   Estates
   Louisville, KY        3,992,594       882,272     4,277,115       448,540       279,908       884,622     4,443,397     5,328,019

Stonegate
   Mobile, AL            2,601,789       419,544     3,487,160       323,856           -         427,494     3,803,066     4,230,560

Pomeroy Park
   Tulsa, OK             1,832,984       525,000     2,304,303       547,685           -         525,000     2,851,988     3,376,988

Inducon-Columbia
   Columbia, SC          2,138,895         -         1,503,710     3,234,548           -           5,282     4,732,976     4,738,258
                       -----------     ---------    ----------     ---------       -------     ---------    ----------    ----------
                       $11,893,713     2,108,816    13,010,232     4,724,500       279,908     2,159,398    17,404,242    19,563,640
                       ===========     =========    ==========     =========       =======     =========    ==========    ==========

Carriage House of
   Englewood J. V
   Dayton, OH          $ 2,867,486       367,500     2,341,254       146,569           -         367,500     2,487,823     2,855,323
                       ===========     =========    ==========     =========       =======     =========    ==========    ==========

Research Triangle
   J. V
   Raleigh, NC         $ 5,418,498       338,112     4,920,738         9,329           -         338,112     4,930,067     5,268,179
                       ===========     =========    ==========     =========       =======     =========    ==========    ==========



(Table cont'd)


             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                    Real Estate and Accumulated Depreciation

                                December 31, 1999


                                                                    Life
                                                                   on which
                                                                 depreciation
                                                                   in latest
                            Date                                 statement of
Accumulated                  of              Date                 operations
depreciation             construction      acquired               is computed
-------------            -----------       -------            -----------------
  649,158                1975               2/89              15-27 1/2yrs.


1,516,982                1972               6/89              15-27 1/2yrs.


1,417,969                1985               3/90              15-27 1/2yrs.


  771,967                1970               3/91              15-27 1/2yrs.


1,858,377                1989               5/89              5-31 1/2yrs.
--------

6,214,453
=========

1,596,577                1971               5/92              15-25 yrs.*
========

3,694,293                1983               8/92              25 yrs.
========


* In accordance with Statement of Financial Accounting Standards No. 121, no depreciation was recorded during the disposal period.

                                                             Schedule III, Cont.
                                                             -------------------



             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                    Real Estate and Accumulated Depreciation

                                December 31, 1999


(1) Cost for Federal income tax purposes of Partnership properties is $19,563,640.
(2) A reconciliation of the carrying amount of land and buildings as of December 31, 1999, 1998 and 1997 is as follows:



                                                                                 Partnership Properties
                                                                                 ----------------------

                                                                          1999                    1998                      1997
                                                                       ----------              -----------              -----------

         Balance at beginning of year                                 $19,467,034               19,357,332               18,774,247
         Additions                                                         96,606                  109,702                  862,993
         Disposals                                                            -                        -                   (279,908)
                                                                       ----------              -----------              -----------

         Balance at end of year                                       $19,563,640               19,467,034               19,357,332
                                                                      ===========              ===========              ===========

                                                                                 Joint Venture Properties
                                                                                 ------------------------

                                                                          1999                    1998                       1997
                                                                       ----------              -----------              -----------

         Balance at beginning of year                                  $8,123,502                8,110,812                8,049,484
         Additions                                                            -                     12,690                   61,328
                                                                       ----------              -----------              -----------

         Balance at end of year                                        $8,123,502                8,123,502                8,110,812
                                                                       ==========              ===========              ===========

(3) A reconciliation of accumulated depreciation for buildings and improvements for the years ended December 31, 1999, 1998 and 1997 is as follows:


                                                                                 Partnership Properties
                                                                                 ----------------------

                                                                          1999                    1998                      1997
                                                                       ----------              -----------              -----------

         Balance at beginning of year                                  $5,454,642                4,735,269                4,212,761
         Depreciation expense                                             759,811                  719,373                  598,847
         Dispositions                                                         -                        -                    (76,339)
                                                                       ----------              -----------              -----------

         Balance at end of year (4)                                    $6,214,453                5,454,642                4,735,269
                                                                       ==========              ===========              ===========

                                                                                 Joint Venture Properties
                                                                                 ------------------------

                                                                          1999                    1998                      1997
                                                                       ----------              -----------              -----------

         Balance at beginning of year                                  $5,187,390                5,066,035                4,935,502
         Depreciation expense                                             103,480                  121,355                  130,533
                                                                       ----------              -----------              -----------

         Balance at end of year (4)                                    $5,290,870                5,187,390                5,066,035
                                                                       ==========              ===========              ===========


(4)  Balance applies entirely to buildings.


                                                             Schedule III, Cont.
                                                             -------------------


             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                    Real Estate and Accumulated Depreciation

                                December 31, 1999


(1) Cost for Federal income tax purposes of Partnership properties is $19,563,640.
(2) A reconciliation of the carrying amount of land and buildings as of December 31, 1999, 1998 and 1997 is as follows:

                                                                              Partnership Properties
                                                                              ----------------------

                                                                          1999                    1998                      1997
                                                                      -----------              -----------              -----------

         Balance at beginning of year                                 $19,467,034               19,357,332               18,774,247
         Additions                                                         96,606                  109,702                  862,993
         Disposals                                                             -                        -                  (279,908)
                                                                      -----------              -----------              -----------

         Balance at end of year                                       $19,563,640               19,467,034               19,357,332
                                                                      ===========              ===========              ===========

                                                                              Joint Venture Properties
                                                                              ------------------------

                                                                          1999                     1998                      1997
                                                                      -----------              -----------              -----------

         Balance at beginning of year                                  $8,123,502                8,110,812                8,049,484
         Additions                                                            -                     12,690                   61,328
                                                                       ----------              -----------              -----------

         Balance at end of year                                        $8,123,502                8,123,502                8,110,812
                                                                       ==========              ===========              ===========

(3) A reconciliation of accumulated depreciation for buildings and improvements for the years ended December 31, 1999, 1998 and 1997 is as follows:


                                                                              Partnership Properties
                                                                              ----------------------

                                                                           1999                     1998                    1997
                                                                      -----------              -----------              -----------

         Balance at beginning of year                                  $5,454,642                4,735,269                4,212,761
         Depreciation expense                                             759,811                  719,373                  598,847
         Dispositions                                                         -                        -                    (76,339)
                                                                       ----------              -----------               ----------

         Balance at end of year (4)                                    $6,214,453                5,454,642                4,735,269
                                                                       ==========              ===========               ==========

                                                                              Joint Venture Properties
                                                                              ------------------------

                                                                           1999                     1998                     1997
                                                                      -----------              -----------              -----------

         Balance at beginning of year                                  $5,187,390                5,066,035                4,935,502
         Depreciation expense                                             103,480                  121,355                  130,533
                                                                       ----------              -----------               ----------

         Balance at end of year (4)                                    $5,290,870                5,187,390                5,066,035
                                                                       ==========              ===========               ==========


(4)  Balance applies entirely to buildings.
