Form 10-Q
period 2000-03-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2000-11-16
CIK 822783

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                             Commission File Number
March 31, 2000                                           0-17466


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
             (Exact Name of Registrant as specified in its charter)



       Delaware                                     16-1309987
--------------------------           -------------------------------------------
(State of Formation)                    (IRS Employer Identification Number)


2350 North Forest Road
Suite 12A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:  (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   [X]          No  [ ]


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VIA

                                    Form 10-Q

                                      INDEX


                         PART I - FINANCIAL INFORMATION
                                                                                                              Page
                                                                                                              ----
Item 1.         Financial Statements

                  Balance Sheets - March 31, 2000 and December 31, 1999                                         3

                  Statements of Operations - Three months ended March 31, 2000 and 1999                         4

                  Statement of Partners' Equity (Deficit)- Three months ended March 31, 2000                    5

                  Statements of Cash Flows - Three months ended March 31, 2000 and 1999                         6

                  Notes to Financial Statements                                                               7 - 11

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                          12

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                     13

                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                                                              13

Item 2 - 5.     Not applicable                                                                                 13

Item 6.         Exhibits and Reports on Form 8-K                                                               13



PART I - Item 1.     Financial Statements
                     --------------------

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                                 Balance Sheets

                      March 31, 2000 and December 31, 1999


                                                                   (Unaudited)
                                                                    March 31,        December  31,
                           Assets                                     2000               1999
                           ------                                     ----               ----
Property and equipment:
     Land and land improvements                                     $  2,159,398       2,159,398
     Buildings                                                        17,467,784      17,404,242
     Furniture and fixtures                                            1,108,532       1,103,695
                                                                    ------------    ------------

                                                                      20,735,714      20,667,335
     Less accumulated depreciation                                     7,460,618       7,316,721
                                                                    ------------    ------------

                           Net property and equipment                 13,275,096      13,350,614

Cash and cash equivalents                                                213,400         264,353
Escrow deposits                                                          372,579         301,288
Mortgage costs, less accumulated amortization of
      $ 228,903 in 2000 and $211,791 in 1999                             414,037         430,972
Other assets                                                              69,040          97,556
                                                                    ------------    ------------

                           Total assets                             $ 14,344,152      14,444,783
                                                                    ============    ============

              Liabilities and Partners' Equity
              --------------------------------

Liabilities:
     Mortgage loans payable                                           11,865,991      11,893,713
     Accounts payable and accrued expenses                               342,132         268,421
     Accrued interest payable                                            101,258         101,417
     Payables to affiliated parties                                      328,855         233,042
     Security deposits and prepaid rents                                 208,089         214,997
                                                                    ------------    ------------

                           Total liabilities                          12,846,325      12,711,590
                                                                    ------------    ------------

Losses of unconsolidated joint ventures in excess of investment, net of unamortized excess purchase price of $162,763 in
     2000 and $165,063 in 1999                                            83,673         198,174
                                                                    ------------    ------------

Partners' equity (deficit):
     General partners                                                   (359,354)       (355,728)
     Limited partners                                                  1,773,508       1,890,747
                                                                    ------------    ------------

                           Total partners' equity                      1,414,154       1,535,019
                                                                    ------------    ------------

Contingency
                                                                    ------------    ------------
                           Total liabilities and partners' equity   $ 14,344,152      14,444,783
                                                                    ============    ============


See accompanying notes to financial statements.
                                        3

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                            Statements of Operations

                   Three months ended March 31, 2000 and 1999
                                   (Unaudited)


                                                      Three months ended
                                                      ------------------
                                                               (As restated)
                                                   March 31,      March 31,
                                                     2000           1999
                                                     ----           ----
Income:
     Rental                                      $ 1,007,974      1,029,272
     Interest and other income                        57,627         70,141
                                                 -----------    -----------

                           Total income            1,065,601      1,099,413
                                                 -----------    -----------
Expenses:
     Property operations                             667,943        671,067
     Interest:
         Affiliated parties                           12,572             --
         Other                                       276,997        282,403
     Depreciation                                    143,301        157,333
     Administrative:
         Affiliated parties                           92,588         84,926
         Other                                        72,080         96,061
                                                 -----------    -----------

                           Total expenses          1,265,481      1,291,790
                                                 -----------    -----------

Loss before equity in earnings of
     joint ventures                                 (199,880)      (192,377)

Equity in earnings of joint ventures                  79,015          7,467
                                                 -----------    -----------

                           Net loss              $  (120,865)      (184,910)
                                                 ===========    ===========


Net loss per limited partnership unit            $      (.74)         (1.14)
                                                 ===========    ===========


Weighted average number of limited partnership
     units outstanding                               157,378        157,378
                                                 ===========    ===========

See accompanying notes to financial statements.
                                        4


             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                     Statement of Partners' Equity (Deficit)

                        Three months ended March 31, 2000
                                   (Unaudited)




                                                              Limited Partners
                                         General         ------------------------
                                         Partners         Units            Amount
                                         --------         -----            ------
Balances at January 1, 2000             $  (355,728)      157,378         1,890,747

Net loss                                     (3,626)           --          (117,239)
                                        -----------       -------        ----------

Balances at March 31, 2000              $  (359,354)      157,378         1,773,508
                                        ===========       =======        ==========


See accompanying notes to financial statements.
                                        5


             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                            Statements of Cash Flows

                   Three months ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                         Three months ended
                                                                         ------------------
                                                                                  (As restated)
                                                                       March 31,     March 31,
                                                                         2000          1999
                                                                         ----          ----
Cash flows from operating activities:
     Net loss                                                          $(120,865)    (184,910)
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
              Depreciation and amortization                              161,009      190,458
              Equity in joint venture operations                         (79,015)      (7,467)
              Changes in:
                  Accounts receivable                                         --       (5,155)
                  Escrow deposits                                        (71,291)     (45,029)
                  Other assets                                            28,516       12,228
                  Accounts payable and accrued expenses                   73,711       60,975
                  Accrued interest payable                                  (159)     (14,689)
                  Payable to affiliated parties                           25,327        5,496
                  Security deposits and prepaid rents                     (6,908)      12,910
                                                                       ---------    ---------

                           Net cash provided by operating activities      10,325       24,817
                                                                       ---------    ---------

Cash flows from investing activities:
     Distributions received from joint ventures                           35,000           --
     Additions to property and equipment                                 (68,379)      (4,993)
                                                                       ---------    ---------

                           Net cash used in investing activities         (33,379)      (4,993)
                                                                       ---------    ---------

Cash flows from financing activities:
     Mortgage acquisition costs                                             (177)          --
Principal payments on mortgage loans                                     (27,722)     (24,299)
                                                                       ---------    ---------

                           Net cash used in financing activities         (27,899)     (24,299)
                                                                       ---------    ---------

Net decrease in cash and cash equivalents                                (50,953)      (4,475)

Cash and cash equivalents at beginning of period                         264,353       87,551
                                                                       ---------    ---------

Cash and cash equivalents at end of period                             $ 213,400       83,076
                                                                       =========    =========

Supplemental disclosures:
     Cash paid during the period for interest                          $ 272,615      164,656
                                                                       =========    =========

     Increase in equity in joint venture acquired in
         exchange for assumption of debt                               $  70,486           --
                                                                       =========    =========

See accompanying notes to financial statements.
                                        6

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                          Notes to Financial Statements

                   Three months ended March 31, 2000 and 1999
                                   (Unaudited)



(1)  Basis of Presentation
--------------------------

     The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, contain all necessary adjustments for a fair presentation. The Partnership's significant accounting policies are set forth in its December 31, 1999 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results. Certain reclassifications of prior period numbers may have been made to conform to the current period presentation.

(2)  Organization
-----------------

     Realmark Property Investors Limited Partnership-VI A (the Partnership), a Delaware limited partnership, was formed on September 21, 1987, to invest in a diversified portfolio of income-producing real estate investments. The general partners are Realmark Properties, Inc. (the corporate general partner) and Joseph M. Jayson (the individual general partner). Joseph M. Jayson is the sole shareholder of J.M. Jayson & Company, Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc. Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership.

(3)  Investment in Joint Ventures
---------------------------------

     The Partnership has a 40% interest in a joint venture with Realmark
         Property Investors Limited Partnership (RPILP), an entity affiliated through common general partners, owning 60%. The Joint Venture was formed to own and operate the Carriage House of Englewood located in Eaglewood, Ohio. During the three months ended March 31, 2000, the Partnership increased its investment by assuming $70,486 of the joint venture's payable to affiliated parties.

     In July 1996, management of the joint venture established a plan to dispose of the property of the joint venture. The Carriage House property is carried at the lower of depreciated cost or fair value less costs to sell and is not depreciated during the disposal period. Depreciation expense not recorded in the three months ended March 31, 2000 and 1999 was approximately $30,000 in each period

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

--------------------------------------------

     A summary of the assets, liabilities and partners' deficiency of the Carriage House of Englewood Joint Venture as of March 31, 2000 and December 31, 1999 and the results of its operations for the three months ended March 31, 2000 and 1999 is as follows:

                                                                                      March 31,        December  31,
                           Assets                                                        2000               1999
                           ------                                                        ----               ----
         Property and equipment, net of accumulated depreciation                $     1,271,321           1,271,321
         Cash and cash equivalents                                                        7,801               6,818
         Other assets                                                                   247,892             265,449
                                                                                     ----------          ----------

                           Total assets                                         $     1,527,014           1,543,588
                                                                                     ==========          ==========
                  Liabilities and Partners' Deficiency

         Liabilities:
             Mortgage loan payable                                                    2,861,452           2,867,486
             Accounts payable to affiliated parties                                     479,133             768,924
             Other liabilities                                                          257,567             272,331
                                                                                     ----------          ----------

                      Total liabilities                                               3,598,152           3,908,741

         Partners' deficiency                                                        (2,071,138)         (2,365,153)
                                                                                      ---------           ---------

                      Total liabilities and partners' deficiency                $     1,527,014           1,543,588
                                                                                      =========           =========

                                                                                           Three months ended
                                                                                           ------------------
                                                                                      March 31,           March 31,
                                                                                        2000                1999
                                                                                        ----                ----
     Income:
         Rental                                                                    $    197,939             161,940
         Other income                                                                   133,019              14,783
                                                                                        -------            --------

                           Total income                                                 330,958             176,723
                                                                                        -------             -------
     Expenses:
         Property operations                                                            120,499             113,632
         Interest                                                                        65,854              64,950
         Depreciation and amortization                                                       --               1,436
         Administrative:
              Affiliated parties                                                         10,164                  --
              Other                                                                      16,640              56,116
                                                                                       --------            --------

                           Total expenses                                               213,157             236,134
                                                                                        -------             -------

                           Net income (loss)                                       $    117,801             (59,411)
                                                                                        =======            ========

     Allocation of net income (loss):
         The Partnership                                                                 47,120             (23,764)
         RPILP                                                                           70,681             (35,647)
                                                                                       --------            --------

                           Total                                                   $    117,801             (59,411)
                                                                                        =======            ========

                                        8

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

(3)  Investment in Joint Ventures, Continued
--------------------------------------------

     The Partnership has a 50% interest in Research Triangle Industrial Park
         Joint Venture with Realmark Property Investors Limited Partnership-II (RPILP-II), an entity affiliated through common general partners, owning 50%.

     A summary of the assets, liabilities and partners' deficiency of the Research Triangle Joint Venture as of March 31, 2000 and December 31, 1999 and the results of its operations for the three months ended March 31, 2000 and 1999 follows. The March 31, 1999 results have been changed to correct the calculation of interest expense.

                                                                                     March 31,          December  31,
                                     Assets                                            2000                 1999
                                     ------                                            ----                 ----
         Property net of accumulated depreciation                                $    1,548,757           1,573,886
         Cash and cash equivalents                                                       78,691             149,508
         Escrow deposits                                                                734,907             694,740
         Other assets                                                                   337,349             271,914
                                                                                     ----------          ----------

                           Total assets                                          $    2,699,704           2,690,048
                                                                                      =========           =========

                      Liabilities and Partners' Deficiency
                      ------------------------------------

         Liabilities:
              Mortgage loan payable                                                   5,399,030           5,418,498
              Accounts payable and accrued expenses                                     105,021              74,287
                                                                                    -----------         -----------

                           Total liabilities                                          5,504,051           5,492,785

         Partners' deficiency                                                        (2,804,347)         (2,802,737)
                                                                                      ---------           ---------

                           Total liabilities and partners' deficiency            $    2,699,704           2,690,048
                                                                                      =========           =========

                                                                                            Three months ended
                                                                                            ------------------
                                                                                                       (As restated)
                                                                                       March 31,          March 31,
                                                                                         2000               1999
                                                                                         ----               ----
         Income:
              Rental                                                            $       255,497             265,029
              Interest                                                                    1,526                  75
                                                                                      ---------            --------

                           Total income                                                 257,023             265,104
                                                                                      ---------            --------
         Expenses:
              Property operations                                                        29,089              34,666
              Interest                                                                  113,342             114,913
              Depreciation and amortization                                              25,129              35,310
              Administrative                                                             21,073              17,753
                                                                                      ---------            --------

                           Total expenses                                               188,633             202,642
                                                                                      ---------            --------

                           Net income                                           $        68,390              62,462
                                                                                      =========            ========

                                        9

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

(3)  Investment in Joint Ventures, Continued
--------------------------------------------

                                                                                             Three months ended
                                                                                             ------------------
                                                                                                       (As restated)
                                                                                       March 31,          March 31,
                                                                                         2000               1999
                                                                                         ----               ----
         Allocation of net income:
              The Partnership                                                   $        34,195              31,231
              RPILP - II                                                                 34,195              31,231
                                                                                       --------            --------

                           Total                                                $        68,390              62,462
                                                                                       ========            ========

(4)   Going Concern Considerations
----------------------------------

      The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership has sustained recurring losses from operations and has experienced operating cash flow difficulties. Additionally, the Partnership is currently not in compliance with certain debt covenants which allows the mortgagees to accelerate repayment of the mortgages payable. These issues raise substantial doubt about the Partnership's ability to continue as a going concern.

      Management believes that the sale of Pomeroy Park is in the best interests of the limited partners. With the improvements completed at Countrybrook Estates, management plans to increase rents charged. Management intends to closely monitor and control expenses at all complexes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(5)   Long-Lived Assets
-----------------------

      In the third quarter of 1999, the Partnership established a plan to dispose of the property of Pomeroy Park with a carrying amount of $2,671,167 and $2,605,021 at March 31, 2000 and December 31, 1999,
          respectively. Pomeroy Park incurred net losses of approximately $65,000 and $75,000 for the three months ended March 31, 2000 and 1999, respectively. Management had determined that the sale of the property is in the best interests of the limited partners. Pomeroy Park is carried at the lower of depreciated cost or fair value less costs to sell and is not depreciated during the disposal period. Depreciation expense not recorded for the three months ended March 31, 2000 was approximately $30,000.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

(6)  Current Accounting Pronouncements
--------------------------------------

     In June 2000, the Financial Accounting Standards Board issued Statement of
         Financial Accounting Standards No. 138 - "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of Statement No. 133" which amends certain provisions of Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities." These statements establish accounting and financial reporting standards for derivative instruments and hedging activities. These statements become effective for the Partnership on January 1, 2001. The effect, if any, that Statement No. 133 and 138 will have on the Partnership's operations and financial position will not be material.

(7)  Subsequent Event - Contingency
-----------------------------------

     The Partnership, as a nominal defendant, the General Partners of the Partnership and the three individuals constituting the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on April 19, 2000 in a class and derivative action instituted by Ira Gaines and on August 21, 2000 in a class and derivative action instituted by Sean O'Reilly and Louise Homburger, each in Supreme Court, County of Erie, State of New York. The actions allege breaches of contract and breaches of fiduciary duty and seek, among other things, an accounting, the removal of the General Partners, the liquidation of the Partnership and the appointment of a receiver to supervise the liquidation, and damages. The General Partners and the officers and directors of the Corporate General Partner have filed a motion to dismiss the first complaint and are presently reviewing the second complaint and intend to vigorously pursue their defense.

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------



Liquidity and Capital Resources
-------------------------------

The Partnership continued to have difficulty in the first quarter of 2000 in generating sufficient funds to cover its cash obligations without relying on affiliated parties. If the sale of the Pomeroy Park property were to occur, it would help to relieve some of the cash flow pressure the Partnership has been experiencing. There were no distributions to partners in either the first quarter of 1999 or 2000, and none are anticipated in the foreseeable future.


Results of Operations
---------------------

Before considering the Partnership's equity in the operations of joint ventures, the results of first quarter 2000 operations were similar to those of 1999's first quarter. While there were some increases in gross rental income, they were more than offset by collection problems, particularly at Pomeroy Park and Beaver Creek. The result was a 2% reduction in rental income in 2000. Fluctuations in several fee categories led to a net decrease of $12,000 in other income in 2000. All expense line items were consistent between the two quarters.

The Partnership's joint venture investees showed significantly improved results in the first quarter leading to a decrease in the Partnership's net loss of approximately $65,000. However, it should be noted that a significant portion ($120,000) of the increase in net income at Carriage House of Englewood is the result of an adjustment of prior period expenses at the property level, eliminated at the Partnership level.

PART I - Item 3.   Quantitative and Qualitative Disclosures About Market Risk
                   ----------------------------------------------------------

       The Partnership's cash equivalents are short-term, interest-bearing bank accounts and its mortgage loans are fixed-rate. It has not entered into any derivative contracts. Therefore, it has no market risk exposure.


                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
--------------------------

      The Partnership, as a nominal defendant, the General Partners of the Partnership and the three individuals constituting the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on April 19, 2000 in a class and derivative action instituted by Ira Gaines and on August 21, 2000 in a class and derivative action instituted by Sean O'Reilly and Louise Homburger, each in Supreme Court, County of Erie, State of New York. The actions allege breaches of contract and breaches of fiduciary duty and seek, among other things, an accounting, the removal of the General Partners, the liquidation of the Partnership and the appointment of a receiver to supervise the liquidation, and damages. The General Partners and the officers and directors of the Corporate General Partner have filed a motion to dismiss the first complaint and are presently reviewing the second complaint and intend to vigorously pursue their defense.


Items 2, 3, 4 and 5
-------------------

Not applicable.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     The Partnership reported a change in independent accountants under item 4 of Form 8-K, filed on January 19, 2000 and amended on February 3, 2000, April 17, 2000 and May 2, 2000.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP VI-A






By:    /s/ Joseph M. Jayson                             11/15/2000
       --------------------------------------           ----------
         Joseph M. Jayson,                              Date
         Individual General Partner and
         Principal Financial Officer