Form 10-Q
period 2000-06-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2000-12-01
CIK 822783

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                   Commission File Number
June 30, 2000                                                   0-17466


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
             (Exact Name of Registrant as specified in its charter)



         Delaware                                 16-1309987
--------------------------       -------------------------------------------
   (State of Formation)              (IRS Employer Identification Number)


2350 North Forest Road
Suite 12A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:  (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    [X]          No     [ ]

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                                    Form 10-Q

                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                                                              Page
                                                                                                              ----
Item 1.         Financial Statements

                  Balance Sheets - June 30, 2000 and December 31, 1999                                          3

                  Statements of Operations - Three and six months ended
                        June 30, 2000 and 1999                                                                  4

                  Statement of Partners' Equity (Deficit)- Six months ended June 30, 2000                       5

                  Statements of Cash Flows - Six months ended June 30, 2000 and 1999                            6

                  Notes to Financial Statements                                                               7 - 11

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                          12

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                     12

                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                                                              13

Item 2 - 5.     Not applicable                                                                                 13

Item 6.         Exhibits and Reports on Form 8-K                                                               13

                                        2

PART I - Item 1.     Financial Statements
                     --------------------

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                                 Balance Sheets

                       June 30, 2000 and December 31, 1999

                                                                                      (Unaudited)
                                                                                       June 30,      December 31,
                           Assets                                                        2000            1999
                           ------                                                        ----            ----
Property and equipment:
     Land and land improvements                                                      $  2,159,398       2,159,398
     Buildings                                                                         17,467,784      17,404,242
     Furniture and fixtures                                                             1,108,532       1,103,695
                                                                                     ------------    ------------

                                                                                       20,735,714      20,667,335
     Less accumulated depreciation                                                      7,590,711       7,316,721
                                                                                     ------------    ------------

                           Net property and equipment                                  13,145,003      13,350,614

Cash and cash equivalents                                                                 220,263         264,353
Escrow deposits                                                                           403,546         301,288
Mortgage costs, less accumulated amortization of
      $ 245,910 in 2000 and $211,791 in 1999                                              397,030         430,972
Other assets                                                                               35,040          97,556
                                                                                     ------------    ------------

                           Total assets                                              $ 14,200,882      14,444,783
                                                                                     ============    ============
              Liabilities and Partners' Equity
              --------------------------------

Liabilities:
     Mortgage loans payable                                                            11,839,891      11,893,713
     Accounts payable and accrued expenses                                                396,156         268,421
     Accrued interest payable                                                              98,883         101,417
     Payable to affiliated parties                                                        364,994         233,042
     Security deposits and prepaid rents                                                  211,216         214,997
                                                                                     ------------    ------------

                           Total liabilities                                           12,911,140      12,711,590
                                                                                     ------------    ------------
Losses of unconsolidated joint ventures in excess of investment, net of unamortized excess purchase price of $160,463 in
     2000 and $165,063 in 1999                                                             90,606         198,174
                                                                                     ------------    ------------
Partners' equity (deficit):
     General partners                                                                    (365,804)       (355,728)
     Limited partners                                                                   1,564,940       1,890,747
                                                                                     ------------    ------------

                           Total partners' equity                                       1,199,136       1,535,019
                                                                                     ------------    ------------
Contingency
                                                                                     ------------    ------------
                           Total liabilities and partners' equity                    $ 14,200,882      14,444,783
                                                                                     ============    ============

See accompanying notes to financial statements.
                                        3

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                            Statements of Operations

            Three and six month periods ended June 30, 2000 and 1999
                                   (Unaudited)

                                                          Three months ended             Six months ended
                                                          ------------------             ----------------
                                                                   (As restated)
                                                         June 30,     June 30,        June 30,       June 30,
                                                          2000          1999            2000           1999
                                                          ----          ----            ----           ----
Income:
     Rental                                           $ 1,013,616      1,049,415      2,021,590      2,078,687
     Interest and other income                             44,295         78,128        101,922        148,269
                                                      -----------    -----------    -----------    -----------

              Total income                              1,057,911      1,127,543      2,123,512      2,226,956
                                                      -----------    -----------    -----------    -----------
Expenses:
     Property operations                                  708,664        679,058      1,376,607      1,300,125
     Interest :
         Affiliated parties                                13,254          2,679         25,826          2,679
         Other                                            276,266        271,350        553,263        586,879
     Depreciation                                         130,689        170,458        273,990        344,665
     Administrative:
         Affiliated parties                                87,575         88,055        180,163        172,981
         Other                                             94,548         71,539        166,628        167,600
                                                      -----------    -----------    -----------    -----------

              Total expenses                            1,310,996      1,283,139      2,576,477      2,574,929
                                                      -----------    -----------    -----------    -----------

Loss before equity in earnings of
     joint ventures                                      (253,085)      (155,596)      (452,965)      (347,973)

Equity in earnings of joint ventures                       38,067         11,965        117,082         19,432
                                                      -----------    -----------    -----------    -----------

              Net loss                                   (215,018)      (143,631)      (335,883)      (328,541)
                                                      ===========    ===========    ===========    ===========

Net loss per limited partnership unit                 $     (1.33)         (0.89)         (2.07)         (2.02)
                                                      ===========    ===========    ===========    ===========

Weighted average number of limited
     partnership units outstanding                        157,378        157,378        157,378        157,378
                                                      ===========    ===========    ===========    ===========

See accompanying notes to financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                     Statement of Partners' Equity (Deficit)

                         Six months ended June 30, 2000
                                   (Unaudited)

                                                     General        Limited Partners
                                                     Partners       Units      Amount
                                                     --------       -----      ------
Balances at January 1, 2000                        $ (355,728)      157,378    1,890,747

Net loss                                              (10,076)           --     (325,807)
                                                   ----------    ----------   ----------

Balances at June 30, 2000                          $ (365,804)      157,378    1,564,940
                                                   ==========    ==========   ==========





























See accompanying notes to financial statements.
                                        5

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                            Statements of Cash Flows

                     Six months ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                                          Six months ended
                                                                                          ----------------
                                                                                        June 30,     June 30,
                                                                                          2000         1999
                                                                                          ----         ----
Cash flows from operating activities:
     Net loss                                                                          $(335,883)    (328,541)
     Adjustments to reconcile net loss to net cash used
         in operating activities:
              Depreciation and amortization                                              308,109      380,916
              Equity in joint venture operations                                        (117,082)     (19,432)
              Changes in:
                  Accounts receivable                                                         --       (8,701)
                  Escrow deposits                                                       (102,258)     (97,580)
                  Other assets                                                            62,516       28,815
                  Accounts payable and accrued expenses                                  127,735       95,876
                  Accrued interest payable                                                (2,534)      (5,153)
                  Payable to affiliated parties                                           61,466     (371,822)
                  Security deposits and prepaid rents                                     (3,781)      13,844
                                                                                       ---------    ---------

                           Net cash used in operating activities                          (1,712)    (311,778)
                                                                                       ---------    ---------

Cash flows from investing activities:
     Distributions received from joint ventures                                           80,000      330,000
     Additions to property and equipment                                                 (68,379)      (6,993)
                                                                                       ---------    ---------

                           Net cash provided by investing activities                      11,621      323,007
                                                                                       ---------    ---------

Cash flows from financing activities:
     Mortgage acquisition costs                                                             (177)     (15,000)
     Principal payments on mortgage loans                                                (53,822)     (44,378)
                                                                                       ---------    ---------

                           Net cash used in financing activities                         (53,999)     (59,378)
                                                                                       ---------    ---------

Net decrease in cash and cash equivalents                                                (44,090)     (48,149)

Cash and cash equivalents at beginning of period                                         264,353       87,551
                                                                                       ---------    ---------

Cash and cash equivalents at end of period                                             $ 220,263       39,402
                                                                                       =========    =========

Supplemental disclosures:
     Cash paid during the period for interest                                          $ 547,504      528,460
                                                                                       =========    =========

     Increase in equity in joint venture acquired in
         exchange for assumption of debt                                               $  70,486           --
                                                                                       =========    =========

See accompanying notes to financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                          Notes to Financial Statements

                     Six months ended June 30, 2000 and 1999
                                   (Unaudited)



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

(3)  Investment in Joint Ventures
---------------------------------

     The Partnership has a 40% interest in a joint venture with Realmark
         Property Investors Limited Partnership (RPILP), an entity affiliated through common general partners, owning 60%. The venture was formed to own and operate the Carriage House of Englewood located in Englewood, Ohio. During the six months ended June 30, 2000, the Partnership increased its investment by assuming $70,486 of the joint venture's payable to affiliated parties.

     In July 1996, management of the joint venture established a plan to dispose of its property. The Carriage House property is carried at the lower of depreciated cost or fair value less costs to sell and is not depreciated during the disposal period. Depreciation expense not recorded in the six months ended June 30, 2000 and 1999 was approximately $60,000 in each period and $30,000 in each of the three month periods.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

--------------------------------------------

     A summary of the assets, liabilities and partners' deficiency of the Carriage House of Englewood Joint Venture as of June 30, 2000 and December 31, 1999 and the results of its operations for the six months ended June 30, 2000 and 1999 is as follows:

                                                                                      June 30,         December 31,
                           Assets                                                       2000               1999
                           ------                                                       ----               ----
         Property and equipment, net of accumulated depreciation                    $ 1,277,851           1,271,321
         Cash and cash equivalents                                                       14,607               6,818
         Other assets                                                                   233,630             265,449
                                                                                    -----------          ----------

                           Total assets                                             $ 1,526,088           1,543,588
                                                                                    ===========          ==========

                  Liabilities and Partners' Deficiency
                  ------------------------------------

         Liabilities:
             Mortgage loan payable                                                    2,855,281           2,867,486
             Accounts payable to affiliated parties                                     500,928             768,924
             Other liabilities                                                          234,150             272,331
                                                                                    -----------          ----------

                      Total liabilities                                               3,590,359           3,908,741

         Partners' deficiency                                                        (2,064,271)         (2,365,153)
                                                                                    -----------          ----------

                      Total liabilities and partners' deficiency                    $ 1,526,088           1,543,588
                                                                                    ===========          ==========

                                                                                           Six months ended
                                                                                           ----------------
                                                                                      June 30,            June 30,
                                                                                        2000                1999
                                                                                        ----                ----
     Income:
         Rental                                                                     $   415,910             337,367
         Other income                                                                   139,988              35,804
                                                                                    -----------          ----------

                           Total income                                                 555,899             373,171
                                                                                    -----------          ----------
     Expenses:
         Property operations                                                            249,073             225,930
         Interest                                                                       133,506             129,815
         Depreciation and amortization                                                       --               2,871
         Administrative                                                                  48,651             100,859
                                                                                    -----------          ----------

                           Total expenses                                               431,231             459,475
                                                                                    -----------          ----------

                           Net income (loss)                                        $   124,668             (86,304)
                                                                                    ===========          ==========
     Allocation of net income (loss):
         The Partnership                                                                 49,867             (34,522)
         RPILP                                                                           74,801             (51,782)
                                                                                    -----------          ----------

                           Total                                                    $   124,668             (86,304)
                                                                                    ===========          ==========

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

(3)  Investment in Joint Ventures, Continued
--------------------------------------------

     The Partnership has a 50% interest in Research Triangle Industrial Park
         Joint Venture with Realmark Property Investors Limited Partnership-II (RPILP-II), an entity affiliated through common general partners, owning 50%.

     A summary of the assets, liabilities and partners' deficiency of the Research Triangle Joint Venture as of June 30, 2000 and December 31, 1999 and the results of its operations for the six months ended June 30, 2000 and 1999 follows.

                                                                                    June 30,            December 31,
                                     Assets                                           2000                  1999
                                     ------                                           ----                  ----
         Property net of accumulated depreciation                                $    1,523,627           1,573,886
         Cash and cash equivalents                                                       42,324             149,508
         Escrow deposits                                                                775,983             694,740
         Other assets                                                                   328,678             271,914
                                                                                 --------------          ----------

                           Total assets                                          $    2,670,612           2,690,048
                                                                                 ==============          ==========


                      Liabilities and Partners' Deficiency
                      ------------------------------------

         Liabilities:
              Mortgage loan payable                                                   5,380,358           5,418,498
              Accounts payable and accrued expenses                                     109,361              74,287
                                                                                 --------------          ----------

                           Total liabilities                                          5,489,719           5,492,785

         Partners' deficiency                                                        (2,819,107)         (2,802,737)
                                                                                 --------------          ----------

                           Total liabilities and partners' deficiency            $    2,670,612           2,690,048
                                                                                 ==============          ==========

                                                                                            Six months ended
                                                                                            ----------------
                                                                                    June 30,               June 30,
                                                                                      2000                   1999
                                                                                      ----                   ----
         Income:
              Rental                                                             $      510,996             493,973
              Interest                                                                   10,401               7,091
                                                                                 --------------          ----------

                           Total income                                                 521,397             501,064
                                                                                 --------------          ----------
         Expenses:
              Property operations                                                        63,477              70,275
              Interest                                                                  225,921             224,617
              Depreciation and amortization                                              50,259              63,107
              Administrative                                                             38,110              35,157
                                                                                 --------------          ----------

                           Total expenses                                               377,767             393,156
                                                                                 --------------          ----------

                           Net income                                            $      143,630             107,908
                                                                                 ==============          ==========

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

--------------------------------------------

                                                                                             Six months ended
                                                                                             ----------------
                                                                                       June 30,           June 30,
                                                                                         2000               1999
                                                                                         ----               ----
         Allocation of net income:
              The Partnership                                                       $    71,815              53,954
              RPILP - II                                                                 71,815              53,954
                                                                                    -----------            --------

                           Total                                                    $   143,630             107,908
                                                                                    ===========            ========

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

      The improvements were completed at Countrybrook Estates and management plans to increase rents charged. Management intends to closely monitor and control expenses at all complexes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(5)   Long-Lived Assets
-----------------------

       Assets covered by a sales plan are carried at the lower of depreciated cost or fair value less costs to sell and are not depreciated during the disposal period. During the first three months of 2000 (through March 31, 2000), management had a plan to sell the assets of Pomeroy Park. Effective April 1, 2000, management discontinued the plan and instituted a plan to sell the Countrybrook property. Total depreciation expense not recorded on properties covered by a sales plan was approximately $75,000 for the six months ended June 30, 2000 and approximately $45,000 for the three months then ended.

(6)  Prior Period Adjustment
----------------------------

     The net loss for the three month period ended June 30, 1999 has been corrected to give effect to a March 31,1999 adjustment as follows:

              As previously reported                                             $    (128,631)
              Increase of interest expense in joint venture                            (15,000)
                                                                                 -------------

              As restated                                                        $    (143,631)
                                                                                 =============

     The net loss per limited partnership unit increased $.10 to $.89 for the three months ended June 30, 1999.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

(7)  Current Accounting Pronouncements
--------------------------------------

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

(8)  Contingency
----------------

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

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------


Liquidity and Capital Resources
-------------------------------

The Partnership continued to have difficulty in 2000 in generating sufficient funds to cover its cash obligations without relying on affiliated parties. There were no distributions to partners in either the first quarter of 1999 or 2000, and none are anticipated in the foreseeable future.

Results of Operations
---------------------

Before considering the Partnership's equity in the operations of joint ventures, the results of operations in the three months ended June 30, 2000 were approximately $97,000 worse than the comparable 1999 period and for the six months ended June 30, 2000 the loss increased by approximately $105,000 to $453,000. Decreases in rental income of $36,000 and $67,000 in the three and six month periods, respectively, were experienced at all of the Partnership's properties with the exception of Stonegate. Various fees and charges declined in the periods, particularly at Countrybrook, accounting for the decrease in other income.

Property operations expense increased approximately $30,000 and $76,000 in the three and six month periods, respectively, principally because of increased maintenance payroll at Countrybrook and Pomeroy Park and an increase in utility expense at Stonegate. Depreciation decreases in the periods were attributed to the lack of depreciation on properties covered by a sales plan as described in note 5 to the financial statements. Administrative expenses rose in the quarter because of higher professional fees.

The Partnership's joint venture investees showed improved results in the quarter and six month period as detailed in note 3 to the financial statements. It should be noted that a significant portion ($120,000) of the increase in six-month net income at Carriage House of Englewood is the result of an adjustment of prior period expenses at the property level, eliminated at the Partnership level.


PART I - Item 3.    Quantitative and Qualitative Disclosures About Market Risk
                    ----------------------------------------------------------

       The Partnership's cash equivalents are short-term, interest-bearing bank accounts and its mortgage loans are fixed-rate. It has not entered into any derivative contracts. Therefore, it has no market risk exposure.

                           PART II - OTHER INFORMATION
                                     -----------------

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



REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP VI-A


By:    /s/ Joseph M. Jayson                       12/01/00
       -----------------------------------        ----------------
         Joseph M. Jayson,                        Date
         Individual General Partner and
         Principal Financial Officer