Form 10-Q
period 2000-09-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2001-03-13
CIK 822783

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                              Commission File Number
September 30, 2000                                         0-17466


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
             (Exact Name of Registrant as specified in its charter)



       Delaware                                           16-1309987
--------------------                        ------------------------------------
(State of Formation)                        (IRS Employer Identification Number)


2350 North Forest Road
Suite 12A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:  (716) 636-0280

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

                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                                                              Page
                                                                                                              ----
Item 1.         Financial Statements

                  Balance Sheets - September 30, 2000 and December 31, 1999                                     3

                  Statements of Operations - Three and nine months ended
                        September 30, 2000 and 1999                                                             4

                  Statements of Cash Flows - Nine months ended September
                        30, 2000 and 1999                                                                       5

                  Notes to Financial Statements                                                               6 - 10

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                          10

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                     11

                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                                                              11

Item 2 - 6      Not applicable                                                                                 11

PART I - Item 1.     Financial Statements
                     --------------------

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                                 Balance Sheets

                                                                                  (Unaudited)
                                                                                 September 30,    December 31,
                           Assets                                                    2000             1999
                           ------                                                    ----             ----
Property and equipment:
     Land and land improvements                                                  $  2,159,398       2,159,398
     Buildings                                                                     17,487,657      17,404,242
     Furniture and fixtures                                                         1,108,533       1,103,695
                                                                                 ------------    ------------

                                                                                   20,755,588      20,667,335
     Less accumulated depreciation                                                  7,712,642       7,316,721
                                                                                 ------------    ------------

                           Net property and equipment                              13,042,946      13,350,614

Cash and cash equivalents                                                             158,705         264,353
Escrow deposits                                                                       365,816         301,288
Mortgage costs, less accumulated amortization of
      $262,542 in 2000 and $211,791 in 1999                                           380,221         430,972
Other assets                                                                          109,344          97,556
                                                                                 ------------    ------------

                           Total assets                                          $ 14,057,032      14,444,783
                                                                                 ============    ============
              Liabilities and Partners' Equity
              --------------------------------

Liabilities:
     Mortgage loans payable                                                        11,813,191      11,893,713
     Accounts payable and accrued expenses                                            477,308         268,421
     Accrued interest payable                                                          98,662         101,417
     Payable to affiliated parties                                                    432,805         233,042
     Security deposits and prepaid rents                                              227,795         214,997
                                                                                 ------------    ------------

                           Total liabilities                                       13,049,761      12,711,590
                                                                                 ------------    ------------
Losses of unconsolidated joint ventures in excess of investment, net of unamortized excess purchase price of $158,163 in
     2000 and $165,063 in 1999                                                        144,338         198,174
                                                                                 ------------    ------------
Partners' equity (deficit):
     General partners                                                                (375,890)       (355,728)
     Limited partners                                                               1,238,823       1,890,747
                                                                                 ------------    ------------

                           Total partners' equity                                     862,933       1,535,019
                                                                                 ------------    ------------
Contingency
                                                                                 ------------    ------------

                           Total liabilities and partners' equity                $ 14,057,032      14,444,783
                                                                                 ============    ============

See accompanying notes to financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                            Statements of Operations

                                   (Unaudited)

                                              Three months ended               Nine months ended
                                              ------------------               -----------------
                                         September 30,  September 30,     September 30,  September 30,
                                             2000           1999              2000           1999
                                             ----           ----              ----           ----
Income:
     Rental                               $   985,485        994,832         3,007,075      3,073,519
     Interest and other income                 48,893         55,892           150,815        204,161
                                          -----------    -----------       -----------    -----------

              Total income                  1,034,378      1,050,724         3,157,890      3,277,680
                                          -----------    -----------       -----------    -----------
Expenses:
     Property operations                      742,800        809,281         2,119,407      2,109,406
     Interest:
         Affiliated parties                     8,461          9,943            34,287         12,622
         Other                                276,742        350,730           830,005        937,609
     Depreciation                             121,931        182,333           395,921        526,998
     Administrative:
         Affiliated parties                   103,731         95,503           283,894        268,484
         Other                                 70,684         59,384           237,312        226,984
                                          -----------    -----------       -----------    -----------

              Total expenses                1,324,349      1,507,174         3,900,826      4,082,103
                                          -----------    -----------       -----------    -----------

Loss before equity in earnings of
     joint ventures                          (289,971)      (456,450)         (742,936)      (804,423)

Equity in net earnings (loss)
         of joint ventures                    (46,232)        11,115            70,850         30,547
                                          -----------    -----------       -----------    -----------

              Net loss                    $  (336,203)      (445,335)         (672,086)      (773,876)
                                          ===========    ===========       ===========    ===========

Net loss per limited partnership
     unit                                 $     (2.08)         (2.75)            (4.14)         (4.77)
                                          ===========    ===========       ===========    ===========

Weighted average number of
     limited partnership units
     outstanding                              157,378        157,378           157,378        157,378
                                          ===========    ===========       ===========    ===========

See accompanying notes to financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                            Statements of Cash Flows

                                   (Unaudited)

                                                                                        Nine months ended
                                                                                        -----------------
                                                                                   September 30,  September 30,
                                                                                       2000           1999
                                                                                       ----           ----
Cash flows from operating activities:
     Net loss                                                                       $ (672,086)     (773,876)
     Adjustments to reconcile net loss to net cash used
         in operating activities:
              Depreciation and amortization                                            446,672       611,383
              Equity in joint venture operations                                       (70,850)      (30,547)
              Changes in:
                  Escrow deposits                                                      (64,528)       22,405
                  Other assets                                                         (11,788)      (33,230)
                  Accounts payable and accrued expenses                                208,887       148,551
                  Accrued interest payable                                              (2,755)       20,412
                  Payable to affiliated parties                                        129,277      (402,053)
                  Security deposits and prepaid rents                                   12,798        24,116
                                                                                    ----------    ----------

                           Net cash used in operating activities                       (24,373)     (412,839)
                                                                                    ----------    ----------

Cash flows from investing activities:
     Distributions received from joint ventures                                         87,500       330,000
     Additions to property and equipment                                               (88,253)      (15,525)
                                                                                    ----------    ----------

                           Net cash provided by (used in)
                               investing activities                                       (753)      314,475
                                                                                    ----------    ----------

Cash flows from financing activities:
     Mortgage acquisition costs                                                           --        (106,329)
     Proceeds from mortgage refinancing                                                   --       4,000,000
     Principal payments upon refinancing                                                  --      (3,415,000)
     Principal payments on mortgage loans                                              (80,522)      (58,004)
                                                                                    ----------    ----------

                           Net cash provided by (used in)
                               financing activities                                    (80,522)      420,667
                                                                                    ----------    ----------

Net increase (decrease) in cash and cash equivalents                                  (105,648)      322,303

Cash and cash equivalents at beginning of period                                       264,353        87,551
                                                                                    ----------    ----------

Cash and cash equivalents at end of period                                          $  158,705       409,854
                                                                                    ==========    ==========

Cash paid during the period for interest                                            $  782,770       845,434
                                                                                    ==========    ==========

See accompanying notes to financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                          Notes to Financial Statements

                  Nine months ended September 30, 2000 and 1999
                                   (Unaudited)


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

(3)  Investment in Joint Ventures
---------------------------------

     The Partnership has a 40% interest in a joint venture with Realmark
         Property Investors Limited Partnership (RPILP), an entity affiliated through common general partners, owning 60%. The venture was formed to own and operate the Carriage House of Englewood located in Englewood, Ohio. During the nine months ended September 30, 2000, the Partnership increased its investment by assuming $70,486 of the joint venture's payable to affiliated parties.

     In July 1996, management of the joint venture established a plan to dispose of its property. The Carriage House property is carried at the lower of depreciated cost or fair value less costs to sell and is not depreciated during the disposal period. Depreciation expense not recorded in the nine months ended September 30, 2000 and 1999 was approximately $90,000 in each period and $30,000 in each of the three month periods.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

--------------------------------------------

     A summary of the assets, liabilities and partners' deficiency of the Carriage House of Englewood Joint Venture as of September 30, 2000 and December 31, 1999 and the results of its operations for the nine months ended September 30, 2000 and 1999 is as follows:

                                                                                   September 30,       December 31,
                           Assets                                                       2000                1999
                           ------                                                       ----                ----
         Property and equipment, net of accumulated depreciation                   $  1,278,851           1,271,321
         Cash and cash equivalents                                                        --                  6,818
         Other assets                                                                   248,524             265,449
                                                                                   ------------          ----------

                           Total assets                                            $  1,527,375           1,543,588
                                                                                   ============          ==========

                  Liabilities and Partners' Deficiency
                  ------------------------------------

         Liabilities:
             Mortgage loan payable                                                    2,848,970           2,867,486
             Accounts payable to affiliated parties                                     553,844             768,924
             Other liabilities                                                          263,687             272,331
                                                                                   ------------          ----------

                      Total liabilities                                               3,666,501           3,908,741

         Partners' deficiency                                                        (2,139,126)         (2,365,153)
                                                                                   ------------          ----------

                      Total liabilities and partners' deficiency                   $  1,527,375           1,543,588
                                                                                   ============          ==========

                                                                                            Nine months ended
                                                                                            -----------------
                                                                                    September 30,       September 30,
                                                                                        2000                1999
                                                                                        ----                ----
     Income:
         Rental                                                                      $  596,684             515,518
         Other income                                                                    25,845              48,992
                                                                                     ----------          ----------

                           Total income                                                 622,529             564,510
                                                                                     ----------          ----------
     Expenses:
         Property operations                                                            407,526             357,798
         Interest                                                                       210,767             198,863
         Administrative                                                                  74,424             152,018
                                                                                     ----------          ----------

                           Total expenses                                               692,717             708,679
                                                                                     ----------          ----------

                           Net loss                                                  $  (70,188)           (144,169)
                                                                                     ===========         ==========

     Allocation of net loss:
         The Partnership                                                                (28,075)            (57,668)
         RPILP                                                                          (42,113)            (86,501)
                                                                                     -----------         ----------

                           Total                                                     $  (70,188)           (144,169)
                                                                                     ===========         ==========

                                        7

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

(3)  Investment in Joint Ventures, Continued
--------------------------------------------

     The Partnership has a 50% interest in Research Triangle Industrial Park
         Joint Venture with Realmark Property Investors Limited Partnership-II (RPILP-II), an entity affiliated through common general partners, owning 50%.

     A summary of the assets, liabilities and partners' deficiency of the Research Triangle Joint Venture as of September 30, 2000 and December 31, 1999 and the results of its operations for the nine months ended September 30, 2000 and 1999 follows.

                                                                                    September 30,       December 31,
                                     Assets                                             2000                1999
                                     ------                                             ----                ----
         Property net of accumulated depreciation                                   $ 1,498,498           1,573,886
         Cash and cash equivalents                                                      310,653             149,508
         Escrow deposits                                                                799,105             694,740
         Other assets                                                                   293,633             271,914
                                                                                    -----------          ----------

                           Total assets                                             $ 2,901,889           2,690,048
                                                                                    ===========          ==========


                      Liabilities and Partners' Deficiency
                      ------------------------------------

         Liabilities:
              Mortgage loan payable                                                   5,361,290           5,418,498
              Accounts payable and accrued expenses                                     306,686              74,287
                                                                                    -----------          ----------

                           Total liabilities                                          5,667,976           5,492,785

         Partners' deficiency                                                        (2,766,087)         (2,802,737)
                                                                                    -----------          ----------

                           Total liabilities and partners' deficiency               $ 2,901,889           2,690,048
                                                                                    ===========          ==========

                                                                                           Nine months ended
                                                                                           -----------------
                                                                                   September 30,       September 30,
                                                                                        2000                1999
                                                                                        ----                ----
         Income:
              Rental                                                                 $  769,384             746,554
              Interest                                                                   12,311              11,212
                                                                                     ----------           ---------

                           Total income                                                 781,695             757,766
                                                                                     ----------           ---------
         Expenses:
              Property operations                                                        95,970              90,824
              Interest                                                                  339,504             344,109
              Depreciation and amortization                                              75,388              93,445
              Administrative                                                             59,183              52,959
                                                                                     ----------           ---------

                           Total expenses                                               570,045             581,337
                                                                                     ----------           ---------

                           Net income                                                $  211,650             176,429
                                                                                     ==========           =========

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

--------------------------------------------

                                                                                           Nine months ended
                                                                                           -----------------
                                                                                   September 30,       September 30,
                                                                                        2000                1999
                                                                                        ----                ----
         Allocation of net income:
              The Partnership                                                        $  105,825              88,215
              RPILP - II                                                                105,825              88,214
                                                                                     ----------            --------

                           Total                                                     $  211,650             176,429
                                                                                     ==========            ========

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

(5)  Long-Lived Assets
----------------------

     Assets covered by a sales plan are carried at the lower of depreciated cost or fair value less costs to sell and are not depreciated during the disposal period. During the first three months of 2000 (through March 31, 2000), management had a plan to sell the assets of Pomeroy Park. Effective April 1, 2000, management discontinued the plan and instituted a plan to sell the Countrybrook property. Total depreciation expense not recorded on properties covered by a sales plan was approximately $120,000 for the nine months ended September 30, 2000 and approximately $45,000 for the three months then ended.

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

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

(7)  Contingency
----------------

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




PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------


Liquidity and Capital Resources
-------------------------------

The Partnership continues to have difficulty in 2000 in generating sufficient funds to cover its cash obligations without relying on affiliated parties. There were no distributions to partners in either the third quarter of 1999 or 2000, and none are anticipated in the foreseeable future.

Results of Operations
---------------------

Before considering the Partnership's equity in the operations of joint ventures, the results of operations in the three months ended September 30, 2000 were approximately $166,000 better than the comparable 1999 period and for the nine months ended September 30, 2000 the loss decreased by approximately $61,000 to $743,000. Decreases in rental income totaled $9,000 and $66,000 in the three and nine month periods, respectively, due mainly to occupancy declines at Beaver Creek and Country Brook. Various fees and charges declined in the periods at all of the properties, accounting for the decrease in other income.

Property operations expense, mainly repairs and maintenance, decreased approximately $66,000 in the three month period, while increasing $10,000 in the nine month period. The decrease in depreciation in the period was attributable to the lack of depreciation on properties covered by a sales plan as described in note 5 to the financial statements. Interest decreased because of a mortgage loan refinancing and less amortization of deferred mortgage acquisition costs. Administrative expenses rose in the quarter because of higher professional fees.

PART I - Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  ----------------------------------------------------------

       The Partnership's cash equivalents are short-term, interest-bearing bank accounts and its mortgage loans are fixed-rate. It has not entered into any derivative contracts. Therefore, it has no market risk exposure.


PART II - OTHER INFORMATION
          ------------------

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


Items 2, 3, 4, 5 and 6
----------------------

Not applicable.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP VI-A


By:    /s/ Joseph M. Jayson                         March 13, 2001
       --------------------------------             --------------
         Joseph M. Jayson,                          Date
         Individual General Partner and
         Principal Financial Officer