Form 10-K405
period 2000-12-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2001-04-02
CIK 822783

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission File Number 0-17466

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A (Exact Name of Registrant as specified in its Charter)

       Delaware                                            16-1309987
- --------------------                         -----------------------------------
(State of Formation)                          (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-9090
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                                                            Partnership Interest


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X)

                       DOCUMENTS INCORPORATED BY REFERENCE
        See Item 14 for a list of all documents incorporated by reference

                                     PART I
                                     ------

ITEM 1:  BUSINESS
- -----------------

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

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its limited partners. At December 31, 2000 the Partnership owned four apartment complexes totaling 680 units and an office complex consisting of three buildings with a combined 92,000 square feet of rentable space. Additionally, the Partnership has a 40% joint partner interest in Realmark/Gold Key Associates, which owns the Carriage House of Englewood, Ohio apartment complex, and a 50% joint partner interest in Research Triangle Industrial Park Joint Venture, which owns an office/distribution facility in Raleigh, North Carolina. The other interests in the ventures are owned by limited partnerships affiliated with the Partnership through common general partners. On March 1, 2001, the Carriage House property was sold. Refer to Item 7 and the notes to the financial statements for details of this transaction. All of the other properties are currently being actively marketed for sale.

         The business of the Partnership is not seasonal. As of December 31, 2000, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2000 were employees of the Corporate General Partner or its affiliates.

         The Partnership investment objectives are to (1) provide a return of capital plus capital gains from the sale of appreciated properties; (2) provide partners with cash distributions until properties are sold; (3) preserve and protect partners capital and; (4) increase Partnership equity through the reduction of mortgage loans.

         Occupancy for each complex at December 31was as follows:

Property                                                                2000           1999          1998
- --------                                                                ----           ----          ----
Beaver Creek                                                            98%            100%           94%
Countrybrook Estates (formerly West Creeke)                             84%             85%           91%
Stonegate Townhouses                                                    95%             97%           95%
Pomeroy Park (formerly The Commons on Lewis Ave.)                       90%             91%           94%
Inducon - Columbia                                                      78%             99%           85%
Carriage House of Englewood                                             85%             89%           77%
Research Triangle                                                      100%            100%          100%

                                        2

         The percentage of total Partnership revenue generated by each complex for the past three years follows:

                                                                     2000            1999          1998
                                                                     ----            ----          ----
Beaver Creek                                                         10%              12%           10%
Countrybrook Estates                                                 28%              29%           29%
Stonegate Townhouses                                                 22%              22%           19%
Pomeroy Park                                                         26%              24%           26%
Inducon - Columbia                                                   14%              13%           16%

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

ITEM 2:  PROPERTIES
- -------------------

         Following is a list of properties owned by the Partnership and its joint venture investees as of December 31, 2000:

Property
Name and Location                           General Character of Property                 Purchase Date
- -----------------                           -----------------------------                 -------------
Beaver Creek                                80 unit apartment complex on 10                    1989
Monaca, PA                                  acres of land, securing an 8.23%
                                            mortgage loan with a balance of $1,316,000
                                            at December 31, 2000, maturing in 2027.

Countrybrook Estates                        240 unit apartment complex, securing a             1989
Louisville, KY                              7.89% mortgage loan with a balance of
                                            $3,963,000 at December 31, 2000,
                                            maturing in 2029.

Stonegate Townhouses                        130 unit apartment complex, securing an            1990
Mobile, AL                                  8.43%  mortgage loan with a balance at
                                            December 31, 2000 of $2,582,000,
                                            maturing in 2027.

Pomeroy Park                                230 unit apartment complex, securing a 12%         1991
Tulsa, OK                                   mortgage loan with a balance at December
                                            31, 2000 of $1,815,000, maturing in 2002.

Inducon-Columbia                            An office complex consisting of                    1989
Columbia, SC                                three buildings with a combined
                                            92,000 square feet of rentable
                                            space, securing a 7.86% mortgage
                                            loan with a balance at December
                                            31,2000 of $2,107,000, maturing in
                                            2022.


Carriage House of Englewood                 A 144 unit apartment complex, securing a           1992
Dayton, OH                                  9% mortgage loan with a balance of $2,843,000
                                            at December 31, 2000, maturing in 2027. On
                                            March 1, 2001, this property was sold and the
                                            loan was satisfied.

Research Triangle                           A 150,000 square foot office/                      1992
Industrial Park                             warehouse financed with a 8.06%
Raleigh, NC                                 having a balance of $5,341,000 at
                                            December 31, 2000.

ITEM 3:  LEGAL PROCEEDINGS
- --------------------------

         The Partnership, as a nominal defendant, the General Partners of the Partnership and the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on April 7, 2000 in a class and derivative lawsuit instituted by Ira Gaines and on August 8, 2000 in a class and derivative lawsuit instituted by Sean O'Reilly and Louise Homburger, each in Supreme Court, County of Erie, State of New York. In September 2000, the Court signed an order consolidating these lawsuits. The consolidated lawsuit alleges claims of mismanagement and improper use of partnership funds relating to the Realmark Partnerships. The consolidated lawsuit seeks declaratory relief, unspecified damages, a receiver, an order liquidating the partnership, punitive damages, attorneys' fees and related relief. The defendants deny any liability and intend to vigorously defend this lawsuit. Because of the early stage of this lawsuit and because there has been no discovery to date, legal counsel cannot render an opinion as to the likely outcome of this case.


ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------------------------------------------------------------

         None.

                                     PART II
                                     -------

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
- ----------------------------------------------------------------------

         There is currently no active trading market for the units of Limited Partnership Interest of the Partnership and it is not anticipated that any will develop in the future. As of December 31, 2000, there were 1,735 record holders of units of Limited Partnership Interest.

ITEM 6:  SELECTED FINANCIAL DATA
- --------------------------------

                                                         At or for the year ended December 31,
                                    --------------------------------------------------------------------------------
                                             2000           1999            1998             1997           1996
                                    --------------------------------------------------------------------------------
Balance sheet data
Net rental property                      $12,902,052     13,350,614       14,015,558      14,627,250     14,543,223
Total assets                              13,885,786     14,444,783       15,106,049      16,284,862     15,139,125
Mortgage loans payable                    11,783,657     11,893,713       11,392,501      11,463,892      9,573,161
Partners' equity (deficit)                   642,321      1,535,019        2,225,574       3,440,705      4,562,661
                                    ================================================================================
Operating data
Rental income                              4,016,788      4,112,626        3,873,839       3,538,666      3,699,350
Other income                                 235,859        306,725          337,083         453,464        339,936
                                    --------------------------------------------------------------------------------
Total revenue                              4,252,647      4,419,351        4,210,922       3,992,130      4,039,286
                                    --------------------------------------------------------------------------------
Property operating costs                   2,853,456      2,601,748        2,597,419       2,569,545      2,295,937
Depreciation                                 521,290        761,550          723,579         618,347        783,559
Interest expense                           1,151,708      1,141,622        1,214,669       1,156,924      1,013,711
Administrative expenses                      721,056        648,615          778,943         864,321        767,081
                                    --------------------------------------------------------------------------------
Total expenses                             5,247,510      5,153,535        5,314,610       5,209,137      4,860,288
                                    --------------------------------------------------------------------------------
Loss before equity in joint venture
  operations                                (994,863)      (734,184)      (1,103,688)     (1,217,007)      (821,002)
Equity in joint venture operations           102,165         43,629         (111,443)         95,051       (165,190)
                                    --------------------------------------------------------------------------------
Net loss                                    (892,698)      (690,555)      (1,215,131)     (1,121,956)      (986,192)
                                    ================================================================================
Cash flow data
Net cash provided (used) by:
Operating activities                         (71,141)      (451,048)         250,131        (728,504)       350,130
Investing activities                          62,272        233,394          138,113        (625,828)      (209,831)
Financing activities                        (110,056)       394,456         (300,693)      1,354,332       (140,299)
                                    --------------------------------------------------------------------------------
Net increase (decrease) in cash             (118,925)       176,802           87,551               0              0
                                    ================================================================================
Per limited partnership unit:
Net loss                                      ($5.50)         (4.26)           (7.49)          (6.92)         (6.08)
                                    ================================================================================

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------  ---------------------------------------------------------------
RESULTS OF OPERATIONS
- ---------------------

Liquidity and Capital Resources:
- --------------------------------

         In 2000, the Partnership was unable to generate cash from operations and needed to delay the payment of amounts due to affiliates and others to cover the operating cash shortfall and debt service. A distribution from the Research Triangle joint venture covered fixed asset additions, but an overall decrease in cash of almost $120,000 was experienced.

         The Partnership utilized cash from a mortgage refinancing and distributions received from a Joint Venture to fund a cash flow shortage from operations in 1999. Management continues to focus its efforts on ways of improving collections and increasing and/or maintaining occupancy at all of the residential complexes in the Partnership. Incentive programs have been implemented which reward on-site personnel for increased occupancy, resident retention and improved collections. Additionally, incentive packages offering monetary payments for resident referrals are being promoted heavily. Management continues to offer incentive programs to tenants, such as free months rent or discounted rents for signed leases. Both resident managers and leasing specialists at the properties continue to be evaluated and trained to insure the properties have the best and most capable staff. Advertising also continues to be stressed by management as one of the most effective means of attracting new tenants; several ads a week are placed in leasing and apartment guides/magazines and local newspapers. Managers continually monitor ads and the resulting "traffic" of potential renters and report the results to management so that strategies can be instituted, changed or strengthened.

         There have been no distributions to partners for at least the past five years. Any available cash has been used to fund building improvements and significant maintenance and repairs. Management expects to continue significant maintenance (e.g. painting, carpet and appliance replacements, etc.) to the properties in an effort to increase occupancies. As a result, it is unlikely that any distributions will be made in the foreseeable future.

         In 1999, the bridge loan mortgage on Countrybrook Estates Apartments was replaced by a permanent mortgage with a lower interest rate. The net proceeds from the refinancing were used in current operations and for building improvements and significant maintenance.

         Carriage House of Englewood, of which this Partnership is a 40% joint venture partner, continued to experience severe cash flow shortages in 2000. That property was sold on March 1, 2001. However, it is not anticipated that the Partnership will receive any of the proceeds from the sale, which were not sufficient to satisfy the liabilities of the property.

Results of Operations:
- ----------------------

         In 2000, occupancy levels at all of the Partnership's wholly-owned properties decreased somewhat, leading to a 2.5% decrease in rental revenue, in spite of rate increases at two of the properties for cable service. Property operating costs rose almost 10%, or $250,000, in 2000. The primary causes of that rise were: utility expense increases of $94,000 at Pomeroy Park and $40,000 at Countrybrook; $54,000 of plumbing and related expenses at Countrybrook where significant flooding occurred; and more than $50,000 of pool repairs at Beaver Creek. Depreciation decreased in 2000 because of assets becoming fully depreciated in 1999, while interest expense increased in line with an increase in the amount payable to affiliates. The higher administrative costs in 2000 were attributable to increases in advertising, incurred to try to maintain occupancy levels, and professional fees.

         Rental revenues in 1999 increased mainly as the result of increasing occupancy at Inducon Columbia, Stonegate and Beaver Creek. Occupancy at those properties at December 31, 1999 were 99%, 97% and 100%, respectively, as compared to 85%, 95% and 94%, respectively, at December 31, 1998. Total expenses decreased in 1999 primarily due to lower other administrative expenses that declined $130,000 because of lower legal, advertising and rental costs.

         The Research Triangle joint venture once again experienced high occupancy and good cash collections. Its net income continued to increase in 2000, as it has in the past two years. Its property continues to be 100% occupied and expenses are stable.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
- -------------------------------------------------------------------

         The Partnership invests only in short term money market instruments, in amounts in excess of daily working cash requirements. The rates of earnings on those investments increase or decrease in line with the general movement of interest rates. The mortgage loans on the Partnership's properties are fixed rate and therefore, are not subject to market risk.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

         Listed under Item 14 of this report.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------------------------------------------------------------------------
FINANCIAL DISCLOSURE
- --------------------

         As reported on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2000 and amended on February 3, 2000, April 17, 2000 and May 2, 2000, incorporated herein by reference in their entirety: (i) Deloitte & Touche LLP notified the Partnership on January 11, 2000 that its relationship as the principal accountants to audit the Partnership's financial statements had ceased; and (ii) effective January 28, 2000, the Partnership engaged Toski, Schaefer & Co., P.C. as its independent accountants.

                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -----------------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2000, are listed below. Each director is subject to election on an annual basis.

                                    Title of All Positions
Name                                Held with the Company                     Year First Elected to Position
- ----                                ---------------------                     ------------------------------
Joseph M. Jayson                    Chairman of the Board, President                        1979
                                      and Treasurer

Judith P. Jayson                    Vice President and Director                             1979

         Joseph M. Jayson and Judith P. Jayson are married to each other.

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 62, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in the real estate business for the last 38 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University , a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 38 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 19 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 60, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 29 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

ITEM 11: EXECUTIVE COMPENSATION
- -------------------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2000. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -----------------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially, more than 5% of the Units of Limited Partnership Interests of the Partnership. At December 31, 2000, affiliates of the General Partners owned 3.14% of Limited Partnership Interest.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------------------------------------------------------

             The properties of the Partnership's subsidiaries are managed by Realmark Corporation, an affiliate of the Partnership's corporate general partner, for a fee of generally 5% of annual net rental income of the properties. Realmark Corporation and the corporate general partner are also reimbursed for disbursements made on behalf of the Partnership. Those transactions are further described, and quantified, in the note to the consolidated financial statements entitled "Related Party Transactions".

ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
- ---------------------------------------------------------------------------

(a)      Consolidated Financial Statements
         ---------------------------------
                                                                                       Page
                                                                                       ----
         Independent Auditors' Report - As of and for the years ended
           December 31, 2000 and 1999                                                   F-1
         Independent Auditors' Report for the year ended
           December 31, 1998                                                            F-2
         Consolidated Balance Sheets as of December 31, 2000 and 1999                   F-3
         Consolidated Statements of Operations for the years ended
           December 31, 2000, 1999 and 1998                                             F-4
         Consolidated Statements of Partners' Equity for the years
           ended December 31, 2000, 1999, and 1998                                      F-5
         Consolidated Statements of Cash Flows for the years ended
           December 31, 2000, 1999, and 1998                                            F-6
         Notes to Consolidated Financial Statements                                     F-7

         FINANCIAL STATEMENT SCHEDULE
         ----------------------------

         (i)      Schedule III - Real Estate and Accumulated Depreciation               F-16

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)      Reports on Form 8-K - none
         -------------------

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - VI-A


By:      /s/ Joseph M. Jayson                                  April 2, 2001
         -----------------------------------                  ---------------
         JOSEPH M. JAYSON,                                          Date
         Individual General Partner


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                                  April 2, 2001
         -----------------------------------                  ---------------
         JOSEPH M. JAYSON,                                          Date
         President, Treasurer and Director


         /s/ Judith P. Jayson                                  April 2, 2001
         -----------------------------------                  ---------------
         JUDITH P. JAYSON,                                          Date
         Vice President and Director

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

The Partners
Realmark Property Investors Limited Partnership - VI A:

We have audited the accompanying consolidated balance sheets of Realmark Property Investors Limited Partnership - VI A and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - VI A and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Partnership will continue as a going concern. As discussed in note 9, the Partnership's recurring losses from operations and operating cash flow deficiencies raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 10 to the consolidated financial statements, the Partnership is involved in a class and derivative lawsuit. The lawsuit alleges claims of mismanagement and improper use of partnership funds by the general partners of the Partnership. The lawsuit seeks, among other things, the liquidation of the Partnership. The possible effect of this contingency is not presently determinable and, therefore, the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williamsville, New York                             TOSKI, SCHAEFER & CO., P.C.
March 23, 2001

INDEPENDENT AUDITORS' REPORT

To the Partners of
Realmark Property Investors Limited Partnership VI A:


We have audited the accompanying statements of operations, partners' capital (deficit) and cash flows of Realmark Property Investors Limited Partnership VIA (the Partnership) for the year ended December 31, 1998. Our audit also included the financial statement schedule listed in the index at Item 14. These financial statements and the financial statement schedule are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements and financial statement schedule have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 11 to those financial statements, the Partnership's recurring losses from operations and its partners' capital (deficit) raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 11 to those financial statements. Those financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche LLP
Buffalo, New York
April 12, 1999

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 2000 and 1999

                           Assets                                                           2000             1999
                           ------                                                           ----             ----
Property and equipment, at cost (including assets held
     for sale, note 3):
         Land and improvements                                                          $  2,159,398       2,159,398
         Buildings and improvements                                                       17,472,132      17,404,242
         Furniture and equipment                                                           1,108,533       1,103,695
                                                                                        ------------    ------------

                                                                                          20,740,063      20,667,335
         Less accumulated depreciation                                                     7,838,011       7,316,721
                                                                                        ------------    ------------

                           Net property and equipment                                     12,902,052      13,350,614

Cash and equivalents                                                                         145,428         264,353
Accounts receivable                                                                            6,402              --
Escrow deposits                                                                              376,203         301,288
Deferred mortgage costs, net of accumulated amortization of
     $280,014 in 2000 and $211,791 in 1999                                                   362,749         430,972
Other assets                                                                                  92,952          97,556
                                                                                        ------------    ------------

                           Total assets                                                 $ 13,885,786      14,444,783
                                                                                        ============    ============

              Liabilities and Partners' Equity
              --------------------------------

Liabilities:
     Mortgage loans payable                                                               11,783,657      11,893,713
     Accounts payable and accrued expenses                                                   500,051         268,421
     Accrued interest payable                                                                100,491         101,417
     Payable to affiliated parties                                                           511,204         233,042
     Security deposits and prepaid rents                                                     227,464         214,997
                                                                                        ------------    ------------

                           Total liabilities                                              13,122,857      12,711,590
                                                                                        ------------    ------------

Losses of unconsolidated joint ventures in excess of investment, net of unamortized excess purchase price of $155,863 in 2000
     and $165,063 in 1999                                                                    120,608         198,174

Partners' equity (deficit):
     General partners                                                                       (382,509)       (355,728)
     Limited partners                                                                      1,024,830       1,890,747
                                                                                        ------------    ------------

                           Total partners' equity                                            642,321       1,535,019

Contingency                                                                             ------------    ------------

                           Total liabilities and partners' equity                       $ 13,885,786      14,444,783
                                                                                        ============    ============

See accompanying notes to consolidated financial statements

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                  Years Ended December 31, 2000, 1999 and 1998

                                                                         2000             1999          1998
                                                                         ----             ----          ----
Income:
     Rental                                                           $ 4,016,788      4,112,626      3,873,839
     Interest and other income                                            235,859        306,725        337,083
                                                                      -----------    -----------    -----------

                           Total income                                 4,252,647      4,419,351      4,210,922
                                                                      -----------    -----------    -----------
Expenses:
     Property operations                                                2,853,456      2,601,748      2,597,419
     Interest:
         Affiliates                                                        44,101         22,565         39,510
         Other                                                          1,107,607      1,119,057      1,175,159
     Depreciation                                                         521,290        761,550        723,579
     Administrative:
         Affiliates                                                       373,572        362,487        352,650
         Other                                                            347,484        286,128        426,293
                                                                      -----------    -----------    -----------

                           Total expenses                               5,247,510      5,153,535      5,314,610
                                                                      -----------    -----------    -----------

Loss before equity in earnings (loss) of
     joint ventures                                                      (994,863)      (734,184)    (1,103,688)

Equity in earnings (loss) of joint ventures                               102,165         43,629       (111,443)
                                                                      -----------    -----------    -----------

                           Net loss                                   $  (892,698)      (690,555)    (1,215,131)
                                                                      ===========    ===========    ===========


Net loss per limited partnership unit                                 $     (5.50)         (4.26)         (7.49)
                                                                      ===========    ===========    ===========


Weighted average number of limited partnership
     units outstanding                                                    157,378        157,378        157,378
                                                                      ===========    ===========    ===========

See accompanying notes to consolidated financial statements

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

                   Consolidated Statements of Partners' Equity
                  Years Ended December 31, 2000, 1999 and 1998

                                                                                         Limited Partners
                                                                         General         ----------------
                                                                         Partners       Units        Amount
                                                                         --------       -----        ------
Balances at December 31, 1997                                          $ (298,557)      157,378    3,739,262

Net loss                                                                  (36,454)           --   (1,178,677)
                                                                       ----------    ----------   ----------

Balances at December 31, 1998                                            (335,011)      157,378    2,560,585

Net loss                                                                  (20,717)           --     (669,838)
                                                                       ----------    ----------   ----------

Balances at December 31, 1999                                            (355,728)      157,378    1,890,747

Net loss                                                                  (26,781)           --     (865,917)
                                                                       ----------    ----------   ----------

Balances at December 31, 2000                                          $ (382,509)      157,378    1,024,830
                                                                       ==========    ==========   ==========

See accompanying notes to consolidated financial statements

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2000, 1999 and 1998

                                                                               2000           1999          1998
                                                                               ----           ----          ----
Cash flows from operating activities:
     Net loss                                                             $  (892,698)      (690,555)    (1,215,131)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
              Depreciation and amortization                                   589,513        867,738        855,691
              Equity in (earnings) loss of joint ventures                    (102,165)       (43,629)       111,443
              Changes in:
                  Accounts receivable                                          (6,402)         4,203         26,882
                  Escrow deposits                                             (74,915)       113,474        155,535
                  Other assets                                                  4,604        (32,182)       (21,300)
                  Accounts payable and accrued expenses                       231,620       (369,083)      (154,894)
                  Accrued interest payable                                       (926)       (21,199)        37,698
                  Payable to affiliated parties                               167,761       (284,295)       481,808
                  Security deposits and prepaid rents                          12,467          4,480        (27,601)
                                                                          -----------    -----------    -----------

                           Net cash provided by (used in)
                               operating activities                           (71,141)      (451,048)       250,131
                                                                          -----------    -----------    -----------

Cash flows from investing activities:
     Distributions received from joint venture                                135,000        330,000        250,000
     Additions to property and equipment                                      (72,728)       (96,606)      (111,887)
                                                                          -----------    -----------    -----------

                           Net cash provided by
                               investing activities                            62,272        233,394        138,113
                                                                          -----------    -----------    -----------

Cash flows from financing activities:
     Decrease in cash overdraft                                                    --             --       (229,302)
     Mortgage acquisition costs                                                    --       (106,756)            --
     Proceeds from mortgage refinancing                                            --      4,000,000             --
     Principal payments upon refinancing                                           --     (3,415,000)            --
     Principal payments on mortgage loans                                    (110,056)       (83,788)       (71,391)
                                                                          -----------    -----------    -----------

                           Net cash provided by (used in)
                               financing activities                          (110,056)       394,456       (300,693)
                                                                          -----------    -----------    -----------

Net increase (decrease) in cash and equivalents                              (118,925)       176,802         87,551

Cash and equivalents at beginning of year                                     264,353         87,551             --
                                                                          -----------    -----------    -----------

Cash and equivalents at end of year                                       $   145,428        264,353         87,551
                                                                          ===========    ===========    ===========

Supplemental disclosure of cash flow information -
     cash paid for interest                                               $ 1,041,001      1,078,367      1,005,349
                                                                          ===========    ===========    ===========

See accompanying notes to consolidated financial statements

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


(1)  Formation and Operation of Partnership
- -------------------------------------------

     Realmark Property Investors Limited Partnership-VI A (the Partnership) is a
         Delaware limited partnership formed on September 21, 1987, to invest in a diversified portfolio of income-producing real estate investments.

     In 1987 and 1988, the Partnership sold, through a public offering, 157,378 units of limited partnership interest, including 30 units held by an affiliate of the general partners, for $15,737,790. The general partners are Realmark Properties, Inc. (the corporate general partner) and Joseph M. Jayson (the individual general partner) who is the sole stockholder of J.M. Jayson & Company, Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc.

     Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership (note 5). The partnership agreement also provides that distribution of funds, revenues, costs and expenses arising from partnership activities, exclusive of any sale or refinancing activities, are to be allocated 97% to the limited partners and 3% to the general partners.

(2)  Summary of Significant Accounting Policies
- -----------------------------------------------

     (a) Basis of Accounting and Consolidation
     -----------------------------------------

         The accompanying consolidated financial statements have been prepared on the accrual basis of accounting and include the accounts of the Partnership and its four subsidiaries, that are wholly-owned:

              (1) Realmark - Columbia, LLC that owns Inducon-Columbia, a three building office complex in Columbia, South Carolina, acquired in 1989 and 1991 for $4,670,991.
              (2) Realmark - Beaver, LLC that owns Beaver Creek, an 80 unit apartment complex located in Monaca, Pennsylvania, acquired in 1989 for $1,879,943.
              (3) Realmark - Countrybrook, LLC that owns Countrybrook Estates, a
                  240 unit apartment complex located in Louisville, Kentucky, acquired in 1989 for $5,670,984.
              (4) Realmark - Stonegate, LLC that owns Stonegate, a 130 unit apartment complex located in Mobile, Alabama, acquired in 1990 for $4,145,367.

         The Partnership also owns a residential property, Pomeroy Park.

         In consolidation, all intercompany accounts and transactions have been eliminated.

      (b) Estimates
      -------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     (c) Property and Equipment
     --------------------------

         Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, from 5 to 25 years. Significant improvements are capitalized, while expenditures for maintenance, repairs and replacements are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation and gains and losses are reflected in the consolidated statements of operations.

         The Partnership and its ventures' policy is to consider a property to be held for sale or disposition when the Partnership or venture has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership or venture has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. Any properties identified as "held for sale or disposition" are no longer depreciated.

     (d) Cash and Equivalents
     ------------------------

         Cash and equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

     (e) Deferred Mortgage Costs
     ---------------------------

         Costs incurred in obtaining mortgage financing are deferred and amortized using the straight-line method over the life of the respective mortgage.

     (f) Unconsolidated Joint Ventures
     ---------------------------------

         The Partnership's investment in Carriage House of Englewood Joint
              Venture and Research Triangle Joint Venture is in unconsolidated joint ventures which are accounted for on the equity method. These joint ventures are not consolidated in the Partnership's financial statements because the Partnership is not the majority owner.

     (g) Rental Income
     -----------------

         Rental income is recognized as earned according to the terms of the leases that are generally for periods of one year for residential properties and no more than five years for commercial properties. Delinquent residential property rent is not recorded.

     (h) Per Unit Data
     -----------------

         Per limited partnership unit data is based on the weighted average number of limited partnership units outstanding for the year.

     (i) Fair Value of Financial Instruments
     ---------------------------------------

         The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2000.

     (j) Income Taxes
     ----------------

         No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2000, net assets for financial reporting purposes were $1,922,000 less than the tax bases of the net assets.

     (k) Segment Information
     -----------------------

         The Partnership's operating segments all involve the ownership and operation of income-producing real property, and are aggregated into one reporting segment.

     (l) Accounting Changes and Developments
     ---------------------------------------

         The Financial Accounting Board (FASB) has issued Statement of
              Financial Accounting Standards (SFAS) No. 133 - "Accounting for Derivative Instruments and Hedging Activities" which establishes revised accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FASB deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Management believes that SFAS No. 133 will not have a material effect on the Partnership's consolidated financial statements.

     (m) Reclassifications
     ---------------------

         Reclassifications have been made to certain 1999 and 1998 balances to conform them to the 2000 presentation.

(3)  Disposal of Rental Property
- --------------------------------

     In the third quarter of 1998, the Partnership entered into a plan to dispose of the property of Pomeroy Park with a carrying amount of $2,592,105 and $2,605,021 at December 31, 2000 and 1999, respectively.
         Pomeroy Park incurred net losses of approximately $377,000, $307,000, and $303,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Management had determined that the sale of the property was in the best interests of the limited partners. Effective January 1, 1999, management discontinued its plan to dispose of the property. Effective July 1, 1999, management entered into a new plan to dispose of the property of Pomeroy Park. Depreciation expense, not recorded during the disposal period, for the years ended December 31, 2000, 1999 and 1998 totaled approximately $28,000, $54,000 and $71,000, respectively.

(4)  Mortgage Loans Payable
- ---------------------------

     Mortgage loans payable are as follows:

                                                                                                  Balance
                                                                         Total                  December 31,
                                          Interest                      monthly                 ------------
         Property collateral                rate         Maturity       payment           2000               1999
         -------------------                ----         --------       -------           ----               ----
         Countrybrook Estates              7.89%            2029        $ 29,044     $  3,963,270         3,992,594
         Inducon - Columbia                7.867%           2022          16,787        2,107,392         2,138,895
         Stonegate                         8.43%            2027          20,207        2,581,516         2,601,789
         Beaver Creek                      8.23%            2027          10,137        1,316,468         1,327,451
         Pomeroy Park                     12.00%            2002          19,750        1,815,011         1,832,984
                                                                        ========     ------------       -----------

                                                                                     $ 11,783,657        11,893,713
                                                                                     ============       ===========

     The aggregate maturities of the mortgages for each of the five years following 2000 and thereafter, assuming principal payments will not be accelerated, are as follows:

                           2001                                                      $    134,023
                           2002                                                         1,918,030
                           2003                                                           133,565
                           2004                                                           144,719
                           2005                                                           156,807
                           Thereafter                                                   9,296,513
                                                                                     ------------

                                                                                     $ 11,783,657
                                                                                     ============

     The Partnership is currently not in compliance with certain debt covenants related to the above mortgages.

(5)  Related Party Transactions
- -------------------------------

     The corporate general partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                                          2000             1999           1998
                                                                          ----             ----           ----
         Property management fees based on a percent-
              age (generally 5%) of rental income                      $ 198,353          196,815        200,937

         Reimbursement for cost of services to the
              Partnership that include investor relations,
              marketing of properties, professional fees,
              communications, supplies, accounting,
              printing, postage and other items                          175,219          165,672        151,713
                                                                       ---------         --------        -------

                                                                       $ 373,572          362,487        352,650
                                                                       =========         ========        =======

     In addition to the above, other properties specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's consolidated statements of operations. Payables to affiliated parties are on demand and bear interest at 11%.

     Loan placement fees are paid or accrued to an affiliate of the general partners. The fee is calculated as 1% of the mortgage loan amounts. These fees totaled $40,000 for the year ended December 31, 1999. No such fees were paid during the years ended December 31, 2000 and 1998.

(6)  Investments in Joint Ventures
- ----------------------------------

     The Partnership has a 40% interest in a joint venture with Realmark
         Property Investors Limited Partnership (RPILP), an entity affiliated through common general partners. The venture owns and operates Carriage House of Englewood Apartments, Englewood, Ohio. The joint venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 40% to the Partnership and 60% to RPILP. In July 1996, the venturers developed a plan to dispose of Carriage House of Englewood Apartments. Accordingly, no depreciation of the apartments has been recorded since then. On March 1, 2001, the apartment complex was sold for $4,100,000 resulting in a net gain to the joint venture for financial reporting purposes of approximately $2,560,000, after considering costs of the sale. The net cash proceeds realized, after satisfaction of the mortgage loan on the property, were insufficient to satisfy all of the other liabilities related to the property.

     The following financial information of the joint venture is presented on a historical-cost basis. The equity ownership was determined based upon the cash contributed to the joint venture by the Partnership as a percentage of the general partners' estimate of the fair market value of the apartment complex and other net assets at the date of inception.

                                     Balance Sheet Information
                                     -------------------------

                                                                                               December 31,
                                                                                               ------------
                  Assets                                                                  2000              1999
                  ------                                                                  ----              ----
         Property and equipment, net of accumulated
           depreciation                                                             $   1,278,851         1,271,321
         Other assets                                                                     258,463           272,267
                                                                                    -------------        ----------

                           Total assets                                             $   1,537,314         1,543,588
                                                                                    =============        ==========
                  Liabilities and Partners' Equity
                  --------------------------------

         Mortgage loan payable                                                          2,842,516         2,867,486
         Payable to affiliated parties                                                    588,247           768,924
         Other liabilities                                                                263,062           272,331
                                                                                    -------------        ----------

                           Total liabilities                                            3,693,825         3,908,741
                                                                                    -------------        ----------
         Partners' equity (deficit):
             The Partnership                                                               74,813            (8,644)
             RPILP                                                                     (2,231,324)       (2,356,509)
                                                                                    -------------        ----------

                           Total partners' equity (deficit)                            (2,156,511)       (2,365,153)
                                                                                    -------------        ----------

                           Total liabilities and partners' equity                   $   1,537,314         1,543,588
                                                                                    =============        ==========

                              Operating Information
                              ---------------------

                                                                                Years ended December 31,
                                                                                ------------------------
                                                                         2000             1999              1998
                                                                         ----             ----              ----
Income:
     Rental                                                           $  787,493          682,576           581,864
     Other income                                                         33,559           72,537            41,465
                                                                      ----------        ---------         ---------

                           Total income                                  821,052          755,113           623,329
                                                                      ----------        ---------         ---------
Expenses:
     Property operations                                                 534,034          468,179           422,898
     Interest                                                            287,027          343,595           322,521
     Administrative                                                       90,351          130,449           143,906
                                                                      ----------        ---------         ---------

                           Total expenses                                911,412          942,223           889,325
                                                                      ----------        ---------         ---------

Net loss                                                              $  (90,360)        (187,110)         (265,996)
                                                                      ==========        =========         =========

Allocation of net loss:
     The Partnership                                                  $  (36,144)         (74,844)         (106,398)
     RPILP                                                               (54,216)        (112,266)         (159,598)
                                                                      ----------        ---------         ---------

                           Total                                      $  (90,360)        (187,110)         (265,996)
                                                                      ==========        =========         =========

A reconciliation of the Partnership's investment in the Carriage House of Englewood Joint Venture is as follows:

                                                                           2000             1999              1998
                                                                           ----             ----              ----
         Investment in joint venture at beginning
              of year                                                  $  (8,644)          66,200           256,052
         Amortization of excess purchase price                                --               --           (83,454)
         Allocation of net loss                                          (36,144)         (74,844)         (106,398)
         Capital contribution - debt assumption                          119,601               --                --
                                                                       ---------         --------          --------
         Investment in (losses in excess of
              investment in) joint venture at end of year              $  74,813           (8,644)           66,200
                                                                       =========         ========          ========

     The Partnership has a 50% interest in a joint venture with Realmark
         Property Investors Limited Partnership-II (RPILP-II), an entity affiliated through common general partners. The venture owns and operates the Research Triangle Industrial Park West, an office/warehouse facility located in Research Triangle Park, North Carolina. The joint venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 50% to the Partnership and 50% to RPILP-II.

Summary financial information for the Venture follows:

                            Balance Sheet Information
                            -------------------------

                                                                                               December 31,
                                                                                               ------------
                  Assets                                                                  2000             1999
                  ------                                                                  ----             ----
Property, net of accumulated depreciation                                          $    1,473,368         1,573,886
Cash and equivalents                                                                       19,187           149,508
Escrow deposits                                                                           779,012           694,740
Other assets                                                                              332,959           271,914
                                                                                   --------------       -----------

                           Total assets                                            $    2,604,526         2,690,048
                                                                                   ==============       ===========
                    Liabilities and Partners' Equity
                    --------------------------------

Mortgage loan payable                                                                   5,340,629         5,418,498
Accounts payable and accrued expenses                                                      60,016            74,287
                                                                                   --------------       -----------

                           Total liabilities                                            5,400,645         5,492,785
                                                                                   --------------       -----------
Partners' equity (deficit):
     The Partnership                                                                   (1,497,475)       (1,500,784)
     RPILP-II                                                                          (1,298,644)       (1,301,953)
                                                                                   --------------       -----------

                           Total partners' equity (deficit)                            (2,796,119)       (2,802,737)
                                                                                   --------------       -----------

                           Total liabilities and partners' equity                  $    2,604,526         2,690,048
                                                                                   ==============       ===========

                              Operating Information
                              ---------------------

                                                                                 Years ended December 31,
                                                                                 ------------------------
                                                                         2000             1999              1998
                                                                         ----             ----              ----
Income:
     Rental                                                          $ 1,026,251        1,009,978           962,352
     Other                                                                13,456           11,823             6,985
                                                                     -----------      -----------         ---------

              Total income                                             1,039,707        1,021,801           969,337
                                                                     -----------      -----------         ---------
Expenses:
     Property operations                                                 133,400          135,252           121,596
     Interest                                                            450,766          455,838           457,626
     Depreciation                                                        100,518          103,480           121,355
     Administrative:
         Affiliated parties                                               67,413           63,230            63,652
         Other                                                            10,992            8,655            29,890
                                                                     -----------     ------------         ---------

              Total expenses                                             763,089          766,455           794,119
                                                                     -----------     ------------         ---------

              Net income                                             $   276,618          255,346           175,218
                                                                     ===========     ============         =========
Allocation of net income:
     The Partnership                                                 $   138,309          127,673            87,609
     RPILP-II                                                            138,309          127,673            87,609
                                                                     -----------     ------------         ---------

                           Total                                     $   276,618          255,346           175,218
                                                                     ===========     ============         =========

A reconciliation of the Partnership's investment in the Research Triangle Joint
   Venture is as follows:

                                                                         2000               1999              1998
                                                                         ----               ----              ----
Investment in joint venture at beginning of year                     $  (189,530)          21,997           193,588
Distributions from joint venture                                        (135,000)        (330,000)         (250,000)
Amortization of excess purchase price                                     (9,200)          (9,200)           (9,200)
Allocation of net income                                                 138,309          127,673            87,609
                                                                     -----------         --------          --------
Investment in (losses in excess of investment in)
     joint venture at end of year                                    $  (195,421)        (189,530)           21,997
                                                                     ===========         ========          ========

(7)  Leases (Lessee)
- -------------------

     In connection with the development of property in Columbia, South
         Carolina, the Partnership entered into an operating lease with the Richland-Lexington Airport District for a period of sixty years, at $89,000 per year. The lease covers 9 acres located within the boundaries of the Columbia Metropolitan Airport in an area designated as a Foreign Trade Zone. The lease agreement includes an option to lease 5.5 acres of land.

(8)  Leases (Lessor)
- --------------------

     In connection with the Inducon - Columbia property, the Partnership has entered into commercial lease agreements with terms from one to five years. Minimum future rentals to be received in the future under noncancelable operating leases are as follows:

                           Year                                        Amount
                           ----                                        ------

                           2001                                    $    301,943
                           2002                                         181,301
                           2003                                          91,830
                           2004                                          65,114
                           2005                                          65,114
                                                                      =========

(9)  Going Concern Considerations
- ---------------------------------

     The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Partnership will continue as a going concern. The Partnership has sustained recurring losses from operations and has experienced operating cash flow difficulties. Additionally, the Partnership is currently not in compliance with certain debt covenants which allows certain mortgagees to accelerate repayment of the mortgages payable. These issues raise substantial doubt about the Partnership's ability to continue as a going concern. Management intends to closely monitor and control expenses at all complexes, and to increase the efforts to increase occupancy and revenues. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(10)  Contingency
- -----------------

      The Partnership, as a nominal defendant, the General Partners of the Partnership and the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on April 7, 2000 in a class and derivative lawsuit instituted by Ira Gaines and on August 8, 2000 in a class and derivative lawsuit instituted by Sean O'Reilly and Louise Homburger, each in Supreme Court, County of Erie, State of New York. In September 2000, the Court signed an order consolidating these lawsuits. The consolidated lawsuit alleges claims of mismanagement and improper use of partnership funds relating to the Realmark Partnerships. The consolidated lawsuit seeks declaratory relief, unspecified damages, a receiver, an order liquidating the partnership, punitive damages, attorneys' fees and related relief. The defendants deny any liability and intend to vigorously defend this lawsuit. Because of the early stage of this lawsuit and because there has been no discovery to date, legal counsel cannot render an opinion as to the likely outcome of this case. The possible effect of this contingency is not presently determinable and, therefore, the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                                       Schedule III
                                                                                                       ------------
             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

                    Real Estate and Accumulated Depreciation
                                December 31, 2000

                                                                                                     Gross amounts at which
                                                                   Cost                            Carried at Close of Period
                                         Initial Cost to        capitalized                        --------------------------
                                           Partnership          subsequent                    Land           Buildings
 Property                         ---------------------------       to                         and              and
description        Encumbrances       Land        Buildings     acquisition  Retirements  improvements     improvements    Total
- -----------        ------------   ------------   ------------   -----------  -----------  ------------     ------------    -----
BeaverCreek
   Pittsburgh, PA   $ 1,316,468      282,000      1,437,944       169,871          --       317,000         1,572,815     1,889,815

Countrybrook
   Estates
   Louisville, KY     3,963,270      882,272      4,277,115       448,540     279,908       884,622         4,443,397     5,328,019

Stonegate
   Mobile, AL         2,581,516      419,544      3,487,160       323,856          --       427,494         3,803,066     4,230,560

Pomeroy Park
   Tulsa, OK          1,815,011      525,000      2,304,303       615,575          --       525,000         2,919,878     3,444,878

Inducon-Columbia
   Columbia, SC       2,107,392           --      1,503,710     3,234,548          --         5,282         4,732,976     4,738,258
                    -----------    ---------     ----------    ----------     -------     ---------       -----------    ----------

                    $11,783,657    2,108,816     13,010,232     4,792,390     279,908     2,159,398        17,472,132    19,631,530
                    ===========    =========     ==========     =========     =======     =========        ==========    ==========
Carriage House of
   Englewood J. V.
   Englewood, OH    $ 2,842,516      367,500      2,341,254       154,099          --       367,500         2,495,353     2,862,853
                    ===========    =========     ==========     =========     =======     =========        ==========    ==========

Research Triangle
   J. V.
   Raleigh, NC      $ 5,340,629      338,112      4,920,738         9,329          --       338,112         4,930,067     5,268,179
                    ===========    =========     ==========     =========     =======     =========        ==========    ==========

(TABLE RESTUBBED)
                                                              Life on which
                                                               depreciation
                                                                in latest
                                                                statement
                     Accumulated      Date of      Date       of operations
                     depreciation  construction  acquired      is computed
                     ------------  ------------  --------     -------------
BeaverCreek
   Pittsburgh, PA         714,951     1975         2/89        15-27 1/2 years

Countrybrook
   Estates
   Louisville, KY       1,563,606     1972         6/89        15-27 1/2 years

Stonegate
   Mobile, AL           1,581,407     1985         3/90        15-27 1/2 years

Pomeroy Park
   Tulsa, OK              855,118     1970         3/91        15-27 1/2 years*

Inducon-Columbia
   Columbia, SC         2,020,234     1989         5/89        5-31 1/2 years
                       ----------
                        6,735,316
                       ==========
Carriage House of
   Englewood J. V.
   Englewood, OH        1,596,577     1971         5/92        15-25 years*
                       ==========

Research Triangle
   J. V.
   Raleigh, NC          3,794,811     1983         8/92        25 years
                       ==========     ====         ====        ========

* In accordance with Statement of Financial Accounting Standards No. 121, no depreciation was recorded during the disposal periods.

                                                                                               Schedule III, Cont.
                                                                                               -------------------
             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                    Real Estate and Accumulated Depreciation
                        December 31, 2000, 1999 and 1998

(1)  Cost for Federal income tax purposes of Partnership properties is $19,631,530.

(2)  A reconciliation of the carrying amount of land and buildings as of
         December 31, 2000, 1999 and 1998 is as follows:
                                                                                Partnership Properties
                                                                                ----------------------
                                                                         2000             1999              1998
                                                                         ----             ----              ----
         Balance at beginning of year                              $  19,563,640       19,467,034        19,357,332
         Additions                                                        67,890           96,606           109,702
                                                                   -------------      -----------      ------------

         Balance at end of year                                    $  19,631,530       19,563,640        19,467,034
                                                                   =============      ===========      ============

                                                                                Joint Venture Properties
                                                                                ------------------------
                                                                         2000             1999              1998
                                                                         ----             ----              ----
         Balance at beginning of year                               $  8,123,502        8,123,502         8,110,812
         Additions                                                         7,530               --            12,690
                                                                    ------------      -----------       -----------

         Balance at end of year                                     $  8,131,032        8,123,502         8,123,502
                                                                    ============      ===========       ===========

(3) A reconciliation of accumulated depreciation for buildings and improvements for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                                Partnership Properties
                                                                                ----------------------
                                                                         2000             1999              1998
                                                                         ----             ----              ----
         Balance at beginning of year                               $  6,214,453        5,454,642         4,735,269
         Depreciation expense                                            520,863          759,811           719,373
                                                                    ------------       ----------        ----------

         Balance at end of year (4)                                 $  6,735,316        6,214,453         5,454,642
                                                                    ============       ==========        ==========

                                                                                Joint Venture Properties
                                                                                ------------------------
                                                                         2000             1999              1998
                                                                         ----             ----              ----
         Balance at beginning of year                               $  5,290,870        5,187,390         5,066,035
         Depreciation expense                                            100,518          103,480           121,355
                                                                    ------------       ----------        ----------

         Balance at end of year (4)                                 $  5,391,388        5,290,870         5,187,390
                                                                    ============       ==========        ==========
(4)  Balance applies entirely to buildings.

                                      F-17