Form 10-Q
period 2001-03-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2001-05-15
CIK 822783

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2001

Commission File Number: 0-17466


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



       Delaware                                       16-1309987
-----------------------                 ---------------------------------
(State of organization)                 (IRS Employer Identification No.)


2350 North Forest Road, Suite 12A,Getzville, New York  14068
------------------------------------------------------------
(Address of principal executive offices)

(716) 636-0280
--------------
(Registrant's telephone number)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                      -------------------------------------
                                                                              March 31,           December 31,
                                                                                2001                  2000
                                                                          ----------------      ----------------
                     Assets
                     ------
Cost of property and equipment, all held for sale in 2001                     $20,740,063            20,740,063
Less accumulated depreciation                                                   7,838,011             7,838,011
                                                                          ----------------      ----------------
                                                                               12,902,052            12,902,052
Cash and equivalents                                                               77,958               145,428
Other assets                                                                      798,554               838,306
                                                                          ----------------      ----------------
     Total assets                                                             $13,778,564            13,885,786
                                                                          ================      ================

        Liabilities and Partners' Equity
        --------------------------------
Mortgage loans payable                                                         11,751,227            11,783,657
Accounts payable and accrued expenses                                             616,713               600,532
Payable to affiliates                                                             563,423               511,204
Other liabilities                                                                 252,583               227,464
Equity in losses of unconsolidated joint ventures
     in excess of investment                                                      144,019               120,608
Partners' equity                                                                  450,599               642,321
                                                                          ----------------      ----------------
     Total liabilities and partners' equity                                   $13,778,564            13,885,786
                                                                          ================      ================

                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------
                                                                                Three months ended March 31,
                                                                          --------------------------------------
                                                                                 2001                  2000
                                                                          ----------------      ----------------
Rental income                                                                  $1,006,612             1,007,974
Other income                                                                       81,804                57,627
                                                                          ----------------      ----------------
     Total income                                                               1,088,416             1,065,601
                                                                          ----------------      ----------------
Property operating costs                                                          797,306               667,943
Depreciation                                                                           --               143,301
Administrative expense - affiliates                                                91,102                92,588
Other administrative expense                                                       80,163                72,080
Interest                                                                          288,156               289,569
                                                                          ----------------      ----------------
     Total expenses                                                             1,256,727             1,265,481
                                                                          ----------------      ----------------
Loss before equity in joint venture operations                                   (168,311)             (199,880)
Equity in earnings (loss) of joint ventures, as restated in 2000                  (23,411)               31,015
                                                                          ----------------      ----------------
     Net loss                                                                   ($191,722)             (168,865)
                                                                          ================      ================
Net loss per limited partnership unit                                              ($1.18)                (1.04)
                                                                          ================      ================
Weighted average number of limited partnership units outstanding                  157,378               157,378
                                                                          ================      ================

                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------

                                                                                Three months ended March 31,
                                                                          --------------------------------------
                                                                                2001                  2000
                                                                          ----------------      ----------------
Operating activities:
     Net loss                                                                   ($191,722)             (168,865)
     Adjustments:
       Depreciation and amortization                                                   --               161,009
       Other, principally changes in other assets and liabilities                 156,682                18,181
                                                                          ----------------      ----------------
          Net cash provided (used) by operating activities                        (35,040)               10,325
                                                                          ----------------      ----------------
Investing activities:
     Additions to property and equipment                                               --               (68,379)
     Distributions from joint ventures                                                 --                35,000
                                                                          ----------------      ----------------
          Net cash provided (used) by investing activities                              0               (33,379)
                                                                          ----------------      ----------------
Net cash used by financing activities-
     principal payments on mortgage loans                                         (32,430)              (27,899)
                                                                          ----------------      ----------------
Net increase (decrease) in cash and equivalents                                   (67,470)              (50,953)
Cash and equivalents at beginning of period                                       145,428               264,353
                                                                          ----------------      ----------------
Cash and equivalents at end of period                                             $77,958               213,400
                                                                          ================      ================


                          Notes to Financial Statements
                   Three months ended March 31, 2001 and 2000

Organization
------------

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

Basis of Presentation
---------------------

The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, contain all necessary adjustments for a fair presentation, assuming the Partnership continues as a going concern. The Partnership has sustained recurring losses from operations and has experienced operating cash flow difficulties, causing it to rely on financing from its affiliates These factors raise substantial doubt about the Partnership's ability to continue as a going concern. While management continues its efforts to improve operating results, it also plans to sell the Partnership's remaining properties. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Partnership's significant accounting policies are set forth in its December 31, 2000 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results. Certain reclassifications of prior period numbers may have been made to conform to the current period presentation. Also, the equity in the operations of joint ventures for the three months ended March 31, 2000 has been reduced $48,000 from the amount previously reported because of a correction in the recording of a prior period adjustment by the Carriage House joint venture from operations to equity.

Property
--------
The Partnership owns four apartment complexes and one commercial property. It also has interests in two joint ventures, as described below. All of the properties are being marketed for sale. Therefore, they are all carried at the lower of depreciated cost or fair value less costs to sell and they are not depreciated. Depreciation expense not recorded for the three month periods ended March 31, 2001 and 2000 was approximately $165,000 and $30,000, respectively.


Investment in Joint Ventures
----------------------------

The Partnership had a 40% interest in a joint venture with Realmark Property Investors Limited Partnership (RPILP), an entity affiliated through common general partners. The venture was formed to own and operate an apartment complex, Carriage House of Eaglewood, Ohio. Since July 1996, when a plan to dispose of the venture's property was established, Carriage House had been carried at the lower of depreciated cost or fair value less costs to sell and was not depreciated. Carriage House was sold on March 1, 2001. While the venture recorded a net gain on the sale, the net proceeds were not sufficient to satisfy the liabilities related to the property. Therefore, the balance of the Partnership's investment in the venture, $74,813, was charged to equity in joint venture operations in the quarter ended March 31, 2001.


The Partnership has a 50% interest in Research Triangle Industrial Park Joint Venture with Realmark Property Investors Limited Partnership-II (RPILP-II), an entity affiliated through common general partners, owning the other 50%. Summary financial information of the Venture follows.

                               Balance Sheet Information
                               -------------------------
                                                                                  March 31,           December 31,
                                                                                    2001                  2000
                                                                            ------------------    -----------------
            Net property, held for sale at March 31                                $1,473,368            1,473,368
            Cash and equivalents                                                      350,294               19,187
            Escrow deposits                                                           768,832              779,012
            Other assets                                                              343,225              332,959
                                                                            ------------------    -----------------
                 Total assets                                                      $2,935,719            2,604,526
                                                                            ==================    =================
            Liabilities:
                 Mortgage loan payable                                              5,318,370            5,340,629
                 Deferred income                                                      241,349                   --
                 Accounts payable and accrued expenses                                 64,715               60,016
                                                                            ------------------    -----------------
                                                                                    5,624,434            5,400,645
                                                                            ------------------    -----------------
            Partners' deficit:
                 RPILP II                                                          (1,244,942)          (1,298,644)
                 The Partnership                                                   (1,443,773)          (1,497,475)
                                                                            ------------------    -----------------
                                                                                   (2,688,715)          (2,796,119)
                                                                            ------------------    -----------------
                 Total liabilities and partners' deficit                           $2,935,719            2,604,526
                                                                            ==================    =================


                                 Operating Information
                                 ---------------------
                                                                                  Three months ended March 31,
                                                                            ---------------------------------------
                                                                                    2001                  2000
                                                                            ------------------    -----------------
            Rental income                                                            $218,620              213,747
            Other                                                                      46,641               43,276
                                                                            ------------------    -----------------
                 Total income                                                         265,261              257,023
                                                                            ------------------    -----------------
            Property operating costs                                                   28,984               29,089
            Depreciation                                                                   --               25,129
            Interest                                                                  109,880              113,342
            Administrative                                                             18,993               21,073
                                                                            ------------------    -----------------
                 Total expenses                                                       157,857              188,633
                                                                            ------------------    -----------------
                 Net income                                                          $107,404               68,390
                                                                            ==================    =================
            Allocation of net income:
                 The Partnership                                                       53,702               34,195
                 RPILP II                                                              53,702               34,195
                                                                            ------------------    -----------------
                                                                                     $107,404               68,390
                                                                            ==================    =================

Contingency
-----------

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

Current Accounting Pronouncements
---------------------------------

Statements of Financial Accounting Standards Nos. 138 and 133, which concern accounting for derivative instruments and hedging activities, became effective for the Partnership on January 1, 2001 and did not have any effect on the Partnership's financial statements.


PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership continued to have difficulty in the first quarter of 2001 generating sufficient funds to cover its cash obligations without relying on affiliated parties. The total amount payable to affiliates rose approximately $50,000 in the three months ended March 31, 2001. Future distributions to partners will depend on any available net proceeds from the sale of the Partnership's properties.

Results of Operations
---------------------

Before considering the Partnership's equity in the operations of joint ventures, the first quarter 2001 loss increased approximately $112,000 from the 2000 first quarter loss before depreciation. The increase was primarily attributable to a $130,000 rise in property operating costs. Utilities were up almost $100,000 at two of the residential complexes with most of the remainder caused by water system repairs at Country Brook. Overall, rental income was flat from 2000 to 2001, with increases at Stonegate, Pomeroy Park and Beaver Creek offset by declines at Inducon-Columbia and Country Brook. The increase in other income was attributable to increases in several categories, principally forfeitures of security deposits. Increased professional fees caused the 4% increase in total administrative costs.

The equity in joint venture operations for the quarter ended March 31, 2000, is essentially attributable to Research Triangle since the restated results of Carriage House were nominal. In the first quarter of 2001, the equity in joint venture operations includes the Partnership's share of Research Triangle's net income and the write off of the Partnership's investment in the Carriage House joint venture ($74,813). Research Triangle remains 100% occupied and its operations remain steady, with the increase in income before depreciation being attributable to rate and common area maintenance fee adjustments.


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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP VI-A




              May 15, 2001                   /s/ Joseph M. Jayson
           ------------------                -----------------------------------
                  Date                       Joseph M. Jayson,
                                             Individual General Partner and
                                             Principal Financial Officer