Form 10-Q
period 2001-06-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2001-08-14
CIK 822783

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 2001

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Part I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements

                                 Condensed Consolidated Balance Sheets
                                 -------------------------------------

                                                                      June 30,             December 31,
                                                                        2001                   2000
                                                                  ----------------      -----------------
                              Assets
                              ------
Cost of property and equipment, all held for sale in 2001             $20,743,203             20,740,063
Less accumulated depreciation                                           7,838,011              7,838,011
                                                                  ----------------      -----------------
                                                                       12,905,192             12,902,052
Cash and equivalents                                                      133,827                145,428
Other assets                                                              832,281                838,306
                                                                  ----------------      -----------------
     Total assets                                                     $13,871,300             13,885,786
                                                                  ================      =================

                 Liabilities and Partners' Equity
                 --------------------------------
Mortgage loans payable                                                 11,722,574             11,783,657
Accounts payable and accrued expenses                                     631,599                600,532
Payable to affiliates                                                     654,995                511,204
Other liabilities                                                         304,420                227,464
Equity in losses of unconsolidated joint ventures
     in excess of investment                                              187,180                120,608
Partners' equity                                                          370,532                642,321
                                                                  ----------------      -----------------
     Total liabilities and partners' equity                           $13,871,300             13,885,786
                                                                  ================      =================

                                     Condensed Consolidated Statements of Operations
                                     -----------------------------------------------

                                                                   Three months ended June 30,      Six months ended June 30,
                                                                --------------------------------- -----------------------------
                                                                       2001            2000            2001            2000
                                                                ----------------- --------------- -------------- --------------
Rental income                                                         $1,017,013       1,013,616      2,023,625      2,021,590
Other income                                                              56,357          44,295        138,161        101,922
                                                                ----------------- --------------- -------------- --------------
     Total income                                                      1,073,370       1,057,911      2,161,786      2,123,512
                                                                ----------------- --------------- -------------- --------------
Property operating costs                                                 693,432         708,664      1,490,720      1,376,607
Depreciation                                                                   -         130,689              -        273,990
Administrative expense - affiliates                                      117,109          87,575        208,211        180,163
Other administrative expense                                              89,828          94,548        172,084        166,628
Interest - affiliates                                                     15,907          13,254         26,799         25,826
Mortgage loan interest                                                   273,503         276,266        550,768        553,263
                                                                ----------------- --------------- -------------- --------------
     Total expenses                                                    1,189,779       1,310,996      2,448,582      2,576,477
                                                                ----------------- --------------- -------------- --------------
Loss before equity in joint venture operations                          (116,409)       (253,085)      (286,796)      (452,965)
Equity in earnings of joint ventures, as
     restated in the 2000 six month period                                36,334          38,067         15,007         69,082
                                                                ----------------- --------------- -------------- --------------
     Net loss                                                           ($80,075)       (215,018)      (271,789)      (383,883)
                                                                ================= =============== ============== ==============
Net loss per limited partnership unit                                     ($0.49)          (1.33)         (1.68)         (2.37)
                                                                ================= =============== ============== ==============
Weighted average limited partnership units                               157,378         157,378        157,378        157,378
                                                                ================= =============== ============== ==============

                             Condensed Consolidated Statements of Cash Flows
                             -----------------------------------------------

                                                                               Six months ended June 30,
                                                                            ------------------------------
                                                                                  2001           2000
                                                                            ---------------- -------------
Operating activities:
     Net loss                                                                     ($271,789)     (383,883)
     Adjustments:
       Depreciation and amortization                                                      -       308,109
       Other, principally changes in other assets and liabilities                   244,911        73,885
                                                                            ---------------- -------------
          Net cash provided (used) by operating activities                          (26,878)       (1,889)
                                                                            ---------------- -------------
Investing activities:
     Additions to property and equipment                                             (3,140)      (68,379)
     Distributions from joint ventures                                               79,500        80,000
                                                                            ---------------- -------------
          Net cash provided (used) by investing activities                           76,360        11,621
                                                                            ---------------- -------------
Net cash used by financing activities-
     principal payments on mortgage loans                                           (61,083)      (53,822)
                                                                            ---------------- -------------
Net increase (decrease) in cash and equivalents                                     (11,601)      (44,090)
Cash and equivalents at beginning of period                                         145,428       264,353
                                                                            ---------------- -------------
Cash and equivalents at end of period                                              $133,827       220,263
                                                                            ================ =============

                          Notes to Financial Statements
                             June 30, 2001 and 2000

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

The Partnership's significant accounting policies are set forth in its December 31, 2000 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results. Certain reclassifications of prior period numbers may have been made to conform to the current period presentation. Also, the equity in the operations of joint ventures for the six months ended June 30, 2000 has been reduced $48,000 from the amount previously reported because of a correction in the recording of a prior period adjustment by the Carriage House joint venture, from operations to equity.

Property
--------
The Partnership owns four apartment complexes and one commercial property. It also has, or had, interests in two joint ventures, as described below. All of the properties are being marketed for sale. Therefore, they are all carried at the lower of depreciated cost or fair value less costs to sell and they are not depreciated. Depreciation expense not recorded for the three and six month periods ended June 30, 2001 was approximately $165,000 and $330,000, respectively.

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

            Balance Sheet Information
            -------------------------
                                                                                  June 30,            December 31,
                                                                                    2001                  2000
                                                                            ------------------    -----------------
            Net property, held for sale at June 30                                 $1,473,368            1,473,368
            Cash and equivalents                                                      217,618               19,187
            Escrow deposits                                                           813,074              779,012
            Other assets                                                              299,719              332,959
                                                                            ------------------    -----------------
                 Total assets                                                      $2,803,779            2,604,526
                                                                            ==================    =================
            Liabilities:
                 Mortgage loan payable                                              5,298,026            5,340,629
                 Deferred income                                                      199,624                    -
                 Accounts payable and accrued expenses                                 76,578               60,016
                                                                            ------------------    -----------------
                                                                                    5,574,228            5,400,645
                                                                            ------------------    -----------------
            Partners' deficit:
                 The Partnership                                                   (1,285,809)          (1,298,644)
                 RPILP VI-A                                                        (1,484,640)          (1,497,475)
                                                                            ------------------    -----------------
                                                                                   (2,770,449)          (2,796,119)
                                                                            ------------------    -----------------
                 Total liabilities and partners' deficit                           $2,803,779            2,604,526
                                                                            ==================    =================


               Operating Information
               ---------------------
                                              Three months ended June 30,               Six months ended June 30,
                                          ----------------------------------       ---------------------------------
                                              2001                  2000               2001                 2000
                                          ------------         -------------       ------------        -------------
          Rental income                      $218,620               220,900            437,240              434,647
          Other                                49,037                43,474             95,678               86,750
                                          ------------         -------------       ------------        -------------
               Total income                   267,657               264,374            532,918              521,397
                                          ------------         -------------       ------------        -------------
          Property operating costs             30,177                34,388             59,161               63,477
          Depreciation                              -                25,130                  -               50,259
          Interest                            110,241               112,579            220,121              225,921
          Administrative                       49,973                17,037             68,966               38,110
                                          ------------         -------------       ------------        -------------
               Total expenses                 190,391               189,134            348,248              377,767
                                          ------------         -------------       ------------        -------------
               Net income                     $77,266                75,240            184,670              143,630
                                          ============         =============       ============        =============
          Allocation of net income:
               RPILP II                        38,633                37,620             92,335               71,815
               RPILP VI-A                      38,633                37,620             92,335               71,815
                                          ------------         -------------       ------------        -------------
                                              $77,266                75,240            184,670              143,630
                                          ============         =============       ============        =============

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

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership continues to have difficulty in 2001 generating sufficient funds to cover its cash obligations without relying on affiliated parties. The total amount payable to affiliates rose approximately $140,000 in the six months ended June 30, 2001. Future distributions to partners will depend on any available net proceeds from the sale of the Partnership's properties.

Results of Operations
---------------------

Before considering the Partnership's equity in the operations of joint ventures, the second quarter 2001 loss decreased approximately $6,000 from the 2000 second quarter loss before depreciation. However, for the six months ended June 30, 2001, the operating loss before depreciation increased approximately $108,000 as compared to the same 2000 period. The increase in the six month period was primarily attributable to a $114,000 rise in property operating costs. Utilities were up more than $130,000 in the six month period, with two of the residential complexes, Pomeroy and Countrybrook accounting for virtually all of the increase. Moreover, Countrybrook's occupancy rate declined to about 80% in the second quarter, causing its rental revenue to decrease $50,000 in the second quarter and $75,000 in the six months ended June 30, 2001, as compared to the same 2000 periods. While Inducon's revenue was flat in the second quarter, it declined in the six month period. Modest increases in rental income at the other properties almost exactly offset the Inducon and Countrybrook declines, leaving total rental revenue unchanged in both the second quarter and six moth period.

The increases in other revenue are attributable to more fees and security deposit forfeitures at all of the residential properties. In the second quarter other revenue increased $12,000 that, together with a small increase in rental revenue, accounted for the slight improvement in the operating loss, after being offset by $11,000 more of expenses before depreciation. Affiliated party administrative expense increased approximately $30,000 in the quarter and $28,000 in the six month period because of an allocation revision.

The equity in joint venture operations for the quarter and six months ended June 30, 2000, is essentially attributable to Research Triangle since the restated results of Carriage House were nominal. In the first half of 2001, the equity in joint venture operations includes the Partnership's share of Research Triangle's net income and the write off of the Partnership's investment in the Carriage House joint venture.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP VI-A

                August 14, 2001                /s/ Joseph M. Jayson
                ----------------               --------------------
                      Date                     Joseph M. Jayson,
                                               Individual General Partner and
                                               Principal Financial Officer
                                       6