Form 10-Q
period 2001-09-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2001-11-14
CIK 822783

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 2001

Commission File Number: 0-17466


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



       Delaware                                            16-1309987
-----------------------                      -----------------------------------
(State of organization)                       (IRS Employer Identification No.)


2350 North Forest Road, Suite 12A,Getzville, New York  14068
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

                                 Condensed Consolidated Balance Sheets
                                 -------------------------------------

                                                                    September30,          December 31,
                                                                        2001                  2000
                                                                  -----------------      ----------------
                              Assets
                              ------
Cost of property and equipment, all held for sale in 2001              $20,743,203            20,740,063
Less accumulated depreciation                                            7,838,011             7,838,011
                                                                  -----------------      ----------------
                                                                        12,905,192            12,902,052
Cash and equivalents                                                        81,781               145,428
Other assets                                                               867,342               838,306
                                                                  -----------------      ----------------
     Total assets                                                      $13,854,315            13,885,786
                                                                  =================      ================

                 Liabilities and Partners' Equity
                 --------------------------------
Mortgage loans payable                                                  11,693,311            11,783,657
Accounts payable and accrued expenses                                      777,113               600,532
Payable to affiliates                                                      810,839               511,204
Other liabilities                                                          250,264               227,464
Equity in losses of unconsolidated joint ventures
     in excess of investment                                               161,031               120,608
Partners' equity                                                           161,757               642,321
                                                                  -----------------      ----------------
     Total liabilities and partners' equity                            $13,854,315            13,885,786
                                                                  =================      ================


                                 Condensed Consolidated Statements of Operations
                                 -----------------------------------------------

                                                                   Three months ended Sept. 30,      Nine months ended Sept. 30,
                                                                ----------------------------------  ------------------------------
                                                                        2001             2000           2001             2000
                                                                ------------------  --------------  -------------  ---------------
Rental income                                                            $968,676         985,485      2,992,300        3,007,075
Other income                                                               69,747          48,893        207,908          150,815
                                                                ------------------  --------------  -------------  ---------------
     Total income                                                       1,038,423       1,034,378      3,200,208        3,157,890
                                                                ------------------  --------------  -------------  ---------------
Property operating costs                                                  790,493         742,800      2,281,232        2,119,407
Depreciation                                                                    -         121,931              -          395,921
Administrative expense - affiliates                                       127,710         103,731        335,921          283,894
Other administrative expense                                               72,162          70,684        244,237          237,312
Interest - affiliates                                                      17,207           8,461         44,006           34,287
Mortgage loan interest                                                    275,764         276,742        826,532          830,005
                                                                ------------------  --------------  -------------  ---------------
     Total expenses                                                     1,283,336       1,324,349      3,731,928        3,900,826
                                                                ------------------  --------------  -------------  ---------------
Loss before equity in joint venture operations                           (244,913)       (289,971)      (531,720)        (742,936)
Equity in earnings (loss) of joint ventures                                36,149         (46,232)        51,156           70,850
                                                                ------------------  --------------  -------------  ---------------
     Net loss                                                           ($208,764)       (336,203)      (480,564)        (672,086)
                                                                ==================  ==============  =============  ===============
Net loss per limited partnership unit                                      ($1.29)          (2.07)         (2.96)           (4.14)
                                                                ==================  ==============  =============  ===============
Weighted average limited partnership units                                157,378         157,378        157,378          157,378
                                                                ==================  ==============  =============  ===============

                              Condensed Consolidated Statements of Cash Flows
                              -----------------------------------------------

                                                                               Nine months ended Sept. 30,
                                                                            --------------------------------
                                                                                  2001            2000
                                                                            -----------------  -------------
Operating activities:
     Net loss                                                                      ($480,564)      (672,086)
     Adjustments:
       Depreciation and amortization                                                       -        446,672
       Other, principally changes in other assets and liabilities                    420,993        201,041
                                                                            -----------------  -------------
          Net cash provided (used) by operating activities                           (59,571)       (24,373)
                                                                            -----------------  -------------
Investing activities:
     Additions to property and equipment                                              (3,140)       (88,253)
     Distributions from joint ventures                                                89,500         87,500
                                                                            -----------------  -------------
          Net cash provided (used) by investing activities                            86,360           (753)
                                                                            -----------------  -------------
Net cash used by financing activities-
     principal payments on mortgage loans                                            (90,436)       (80,522)
                                                                            -----------------  -------------
Net increase (decrease) in cash and equivalents                                      (63,647)      (105,648)
Cash and equivalents at beginning of period                                          145,428        264,353
                                                                            -----------------  -------------
Cash and equivalents at end of period                                                $81,781        158,705
                                                                            =================  =============

                          Notes to Financial Statements
                           September 30, 2001 and 2000

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

Basis of Presentation
---------------------

The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, contain all necessary adjustments for a fair presentation, assuming the Partnership continues as a going concern. The Partnership has sustained recurring losses from operations and has experienced operating cash flow difficulties, causing it to rely on financing from its affiliates. These factors raise substantial doubt about the Partnership's ability to continue as a going concern. While management continues its efforts to improve operating results, it also plans to sell the Partnership's remaining properties. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Property
--------

The Partnership owns four apartment complexes and one commercial property. It also has, or had, interests in two joint ventures, as described below. All of the properties are being marketed for sale. Therefore, they are all carried at the lower of depreciated cost or fair value less costs to sell and they are not depreciated. Depreciation expense not recorded for the three and nine month periods ended September 30, 2001 was approximately $165,000 and $500,000, respectively.

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

                               Balance Sheet Information
                               -------------------------
                                                                              September 30,         December 31,
                                                                                  2001                  2000
                                                                            ------------------    -----------------
            Net property, held for sale in 2001                                    $1,473,368            1,473,368
            Cash and equivalents                                                      283,541               19,187
            Escrow deposits                                                           841,953              779,012
            Other assets                                                              311,795              332,959
                                                                            ------------------    -----------------
                 Total assets                                                      $2,910,657            2,604,526
                                                                            ==================    =================
            Liabilities:
                 Mortgage loan payable                                              5,277,250            5,340,629
                 Deferred income                                                      241,349                    -
                 Accounts payable and accrued expenses                                105,607               60,016
                                                                            ------------------    -----------------
                                                                                    5,624,206            5,400,645
                                                                            ------------------    -----------------
            Partners' deficit:
                 RPILP II                                                          (1,257,359)          (1,298,644)
                 RPILP VI-A                                                        (1,456,190)          (1,497,475)
                                                                            ------------------    -----------------
                                                                                   (2,713,549)          (2,796,119)
                                                                            ------------------    -----------------
                 Total liabilities and partners' deficit                           $2,910,657            2,604,526
                                                                            ==================    =================

                                       4

     Operating Information
     ---------------------

                                   Three months ended Sept 30,            Nine months ended Sept 30,
                                ----------------------------------    --------------------------------
                                    2001               2000               2001               2000
                                -------------     ----------------    -------------      -------------
Rental income                       $218,620              209,563          655,860            644,210
Other                                 48,457               50,735          144,135            137,485
                                -------------     ----------------    -------------      -------------
     Total income                    267,077              260,298          799,995            781,695
                                -------------     ----------------    -------------      -------------
Property operating costs              31,570               32,493           90,731             95,970
Depreciation                               -               25,129                -             75,388
Interest                             111,761              113,583          331,882            339,504
Administrative                        46,846               21,073          115,812             59,183
                                -------------     ----------------    -------------      -------------
     Total expenses                  190,177              192,278          538,425            570,045
                                -------------     ----------------    -------------      -------------
     Net income                      $76,900               68,020          261,570            211,650
                                =============     ================    =============      =============
Allocation of net income:
     RPILP II                         38,450               34,010          130,785            105,825
     RPILP VI-A                       38,450               34,010          130,785            105,825
                                -------------     ----------------    -------------      -------------
                                     $76,900               68,020          261,570            211,650
                                =============     ================    =============      =============

Contingency
-----------

The Partnership, as a nominal defendant, the General Partners of all of the Realmark Partnerships and the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on April 7, 2000 in a class and derivative lawsuit instituted by Ira Gaines and on August 8, 2000 in a class and derivative lawsuit instituted by Sean O'Reilly and Louise Homburger, each in Supreme Court, County of Erie, State of New York (the"Court"). In September 2000, the Court signed an order consolidating these lawsuits. The consolidated lawsuit alleges claims of mismanagement and improper use of partnership funds relating to the Realmark Partnerships. The consolidated lawsuit seeks declaratory relief, unspecified damages, a receiver, an order liquidating the partnership, punitive damages, attorneys' fees and related relief.

While the defendants deny any liability and have vigorously defended this lawsuit, on August 29, 2001, the parties entered into a Stipulation of Settlement (the "Agreement"). On October 4, 2001, the Court issued an "Order Preliminarily Approving Settlement" that, among other things, calls for a hearing on November 21, 2001 to determine whether the Agreement should be approved by the Court. The Agreement provides, among other things, that:

   * $1 million of the amount owed to the General Partners and/or their affiliates by Realmark Property Investors Limited Partnership IV be forgiven.

   * The payable to the General Partners and/or their affiliates by Realmark Property Investors Limited Partnership VI-A at March 31, 2001, in the amount of $481,598, cease to accrue interest.

   * All of the Realmark Partnerships' properties be disposed of within 360 days of the hearing order.

The consolidated financial statements do not include any adjustments that might result from the outcome of this matter, pending the action of the Court.

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

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership continues to have difficulty in 2001 generating sufficient funds to cover its cash obligations without relying on affiliated parties. The total amount payable to affiliates rose approximately $300,000 in the nine months ended September 30, 2001. Future distributions to partners will depend on any available net proceeds from the sale of the Partnership's properties.

Results of Operations
---------------------

Before considering the Partnership's equity in the operations of joint ventures and depreciation, the third quarter 2001 loss increased approximately $77,000 from the 2000 third quarter loss. For the nine months ended September 30, 2001, the operating loss before depreciation increased approximately $184,000 as compared to the same 2000 period. The increase in the nine month period was primarily attributable to a $162,000 rise in property operating costs. Utilities were up more than $130,000 in the nine month period, with two of the residential complexes, Pomeroy and Countrybrook accounting for virtually all of the increase. In the third quarter, most of the increase in property operating costs was attributable to higher leasing fees at Pomeroy Park. Countrybrook's occupancy rate continues to decline, causing its rental revenue to decrease $28,000 in the third quarter and more than $100,000 in the nine months ended September 30, 2001, as compared to the same 2000 periods. While Inducon's revenue was flat in the third quarter, it declined $30,000 in the nine month period. Modest increases in rental income at the other properties partially offset the Inducon and Countrybrook declines, leaving total rental revenue down 2% in the third quarter and virtually unchanged for the nine month period.

The increases in other revenue are attributable to more fees and security deposit forfeitures at all of the residential properties. The other revenue increases mitigated the rental revenue declines, resulting in narrow increases in total revenue in both the 2001 third quarter and nine month period. Affiliated party administrative expense increased approximately $24,000 in the quarter and $52,000 in the nine month period because of an allocation revision, while other administrative costs showed small increases of approximately 3%.

The equity in joint venture operations for the quarter and nine months ended September 30, 2000, is essentially attributable to Research Triangle since the results of Carriage House were nominal. In the first nine months of 2001, the equity in joint venture operations includes the Partnership's share of Research Triangle's net income and the write off of the Partnership's investment in the Carriage House joint venture.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP VI-A

     November 14, 2001                        /s/ Joseph M. Jayson
     -----------------                        --------------------
           Date                               Joseph M. Jayson,
                                              Individual General Partner and
                                              Principal Financial Officer