Form 10-K
period 2001-12-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2002-04-15
CIK 822783

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

                  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

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

                                    PART I

ITEM 1:  BUSINESS

         The Registrant, Realmark Property Investors Limited Partnership-VI A (the "Partnership"), is a Delaware Limited Partnership organized in September 1987 pursuant to an Amended and Restated Certificate and Agreement of Limited Partnership (the "Partnership Agreement"), under the Revised Delaware Uniform Limited Partnership Act. The Partnership's General Partners are Realmark Properties, Inc. (the "Corporate General Partner"), a Delaware corporation, and Joseph M. Jayson (the "Individual General Partner").

         The Registrant commenced the public offering of its limited partnership units, registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, on November 10, 1987, and concluded the offering on November 10, 1988, having raised a total of $15,737,790 before deducting sales commissions and expenses of the offering.

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2001 the Partnership, either directly or through limited liability, wholly-owned subsidiary companies, owned four apartment complexes totaling 680 units and an office complex consisting of three buildings with a combined 92,000 square feet of rentable space. The Partnership also has a 50% joint partner interest in Research Triangle Industrial Park Joint Venture, which owns an office/distribution facility in Raleigh, North Carolina. Additionally, the Partnership had a 40% joint partner interest in Realmark/Gold Key Associates, which owned the Carriage House of Englewood, Ohio apartment complex. The other interests in the ventures are owned by limited partnerships affiliated with the Partnership through common general partners. On March 1, 2001, the Carriage House property was sold. Refer to Item 7 and the notes to the financial statements for details of this transaction. All of the other properties are currently being actively marketed for sale.

         In 2002, the Partnership entered into sales agreements with unaffiliated parties for the sale of the following:

                                          Agreement                       Sales                      Approximate
           Property                          Date                         Price                      Taxable Gain
           --------                          ----                         -----                      ------------
Pomeroy Park                          February 27, 2002                $  4,700,000                   1,940,000
Countrybrook Estates                    March 12, 2002                    5,200,000                   1,250,000
Stonegate Townhouses                    March 26, 2002                    5,650,000                   2,470,000
Beaver Creek                            April 2, 2002                     2,440,000                   1,000,000
                                                                       ============                   =========

         These sales, if closed, will result in the taxable gains identified above, however, this doesn't necessarily mean that cash proceeds would be available for distribution in an amount equal to the gain.

         It is anticipated that the Partnership will be entering into sales contracts in the near future (one to six months) which will be subject to sales conditions which are customary for sales contracts and there is no assurance that the sales will be consummated.

         The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the Partnership's properties are located. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenue or assets by geographic region, since, in management's view, such a presentation would not be significant to an understanding of the Partnership's business or financial results taken as a whole. As of December 31, 2001, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2001 were employees of the Corporate General Partner or its affiliates.

         The occupancy for each complex at December 31was as follows:

           Property                                                 2001           2000           1999
           --------                                                 ----           ----           ----
Beaver Creek                                                         88%            98%           100%
Countrybrook Estates                                                 78%            84%            85%
Stonegate Townhouses                                                 93%            95%            97%
Pomeroy Park                                                         74%            90%            91%
Inducon - Columbia                                                   75%            78%            99%
Carriage House of Englewood                                           -             85%            89%
Research Triangle                                                   100%           100%           100%

         The percent of total Partnership revenue generated by each complex for the last three years was as follows:

                                                                     2001          2000           1999
                                                                     ----          ----           ----
Beaver Creek                                                         12%           10%             12%
Countrybrook Estates                                                 25%           28%             29%
Stonegate Townhouses                                                 23%           22%             22%
Pomeroy Park                                                         28%           26%             24%
Inducon - Columbia                                                   12%           14%             13%

         This annual report contains certain forward-looking statements concerning the Partnership's current expectations as to future results. Words such as "believes", "forecasts", "intends", "possible", "expects", "estimates", "anticipates" or "plans" and similar expressions are intended to identify forward-looking statements. Such statements may not ultimately turn out to be accurate due to, among other things, economic or market conditions or the failure of the Partnership to sell an investment which is under contract.

ITEM 2:  PROPERTIES

         The following is a list of properties owned by the Partnership and its joint venture investees as of December 31, 2001:

Property Name
and Location                                General Character of Property               Purchase Date
------------                                -----------------------------               -------------
Beaver Creek                                80 unit apartment complex on 10                  1989
  Monaca, PA                                acres of land, securing an 8.23%
                                            mortgage loan with a balance of
                                            $1,304,209 at December 31, 2001,
                                            maturing in 2027.

Countrybrook Estates                        240 unit apartment complex, securing             1989
  Louisville, KY                            a 7.89% mortgage loan with a balance of
                                            $3,930,585 at December 31, 2001,
                                            maturing in 2029.

Stonegate Townhouses                        130 unit apartment complex, securing             1990
  Mobile, AL                                an 8.43% mortgage loan with a
                                            balance at December 31, 2001 of
                                            $2,558,790, maturing in 2027.

Pomeroy Park                                230 unit apartment complex, securing a 12%       1991
  Tulsa, OK                                 mortgage loan with a balance at December
                                            31, 2001 of $1,794,759, maturing in 2002.

Inducon-Columbia                            An office complex consisting of                  1989
  Columbia, SC                              three buildings with a  combined
                                            92,000 square feet of rentable
                                            space, securing a 7.86% mortgage
                                            loan with a balance at December
                                            31,2001 of $2,072,788, maturing in 2022.

Research Triangle                           A 150,000 square foot office/                    1992
   Industrial Park                          warehouse financed with a 8.06%
   Raleigh, NC                              having a balance of $5,254,865 at
                                            December 31, 2001.

ITEM 3:  LEGAL PROCEEDINGS

         As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships, (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation at the state court level regarding the payment of fees and other management issues.

         On August 29, 2001, the parties entered into a Stipulation of Settlement (the "Settlement"). On October 4, 2001, the Court issued an "Order Preliminary Approving Settlement" (the "Hearing Order") and on November 29, 2001, the court issued an "Order and Final Judgment Approving Settlement and Awarding Fees and Expenses" and dismissing the complaints with predjudice. The Settlement provided, among other things, that:

o The payable to the General Partners and/or their affiliates by the Realmark Property Investors Limited Partnership VI-A at March 31, 2001, in the amount of $481,598, cease to accrue interest.

o All of the Realmark Partnerships' properties be disposed of. The General Partners will continue to have primary authority to dispose of the Partnerships' properties. If either (i) the General Partners have not sold or contracted to sell 50% of the Partnerships' properties (by value) by April 2, 2002 or (ii) the General Partners have not sold or contracted to sell 100% of the Partnerships' properties by September 29, 2002, then the primary authority to dispose of the Partnerships' properties will pass to a sales agent designated by plaintiffs' counsel and approved by the Court. As of April 2, 2002, the General Partners have contracted to sell more than 50% of the Partnerships' properties (by value).

         The settlement also provided for the payment by the Partnerships of fees to the plaintiffs' attorneys. These payments, which are not calculable at this time but may be significant, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiffs' counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units' trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above.

ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST

         There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2001, there were 1,735 record holders of units of limited partnership interest.

         The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its partners. The partnership agreement provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (Item 3), it is anticipated that there will be no future distributions of net cash flow from operations. All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the Limited Partners until there has been a return of the Limited Partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the Limited Partners. There were no distributions to partners made in 2001, 2000 or 1999.

         The gain on the sale of the properties will be allocated in the same proportions as distributions of distributable cash from sale proceeds (anticipated to be 100% to the Limited Partners). In the event there is no distributable cash from sale proceeds, taxable income will be allocated 87% to the Limited Partners and 13% to the General Partners. Any tax loss arising from a sale will be allocated 97% to the Limited Partners and 3% to the General Partners. The above is subject to tax laws that were applicable at the time of the formation of the Partnership and may be adjusted due to subsequent changes in the Internal Revenue Code.

ITEM 6:  SELECTED FINANCIAL DATA

                                                        At or for the years ended December 31,
                                    --------------------------------------------------------------------------------
                                          2001           2000            1999             1998           1997
                                    --------------------------------------------------------------------------------
Balance sheet data
Net rental property                  $ 12,905,193      12,902,052      13,350,614      14,015,558      14,627,250
Total assets                           13,826,176      13,885,786      14,444,783      15,106,049      16,284,862
Mortgage loans payable                 11,661,131      11,783,657      11,893,713      11,392,501      11,463,892
Partners' equity (deficit)                (26,884)        642,321       1,535,019       2,225,574       3,440,705
                                    =============================================================================
Operating data
Rental income                           3,935,066       4,016,788       4,112,626       3,873,839       3,538,666
Other income                              279,387         235,859         306,725         337,083         453,464
                                    -----------------------------------------------------------------------------
Total revenue                           4,214,453       4,252,647       4,419,351       4,210,922       3,992,130
                                    -----------------------------------------------------------------------------
Property operating costs                2,975,319       2,853,456       2,601,748       2,597,419       2,569,545
Depreciation                                   --         521,290         761,550         723,579         618,347
Interest expense                        1,129,347       1,151,708       1,141,622       1,214,669       1,156,924
Administrative expenses                   831,885         721,056         648,615         778,943         864,321
                                    -----------------------------------------------------------------------------
Total expenses                          4,936,551       5,247,510       5,153,535       5,314,610       5,209,137
                                    -----------------------------------------------------------------------------
Loss before equity in joint
venture operations                       (722,098)       (994,863)       (734,184)     (1,103,688)     (1,217,007)
Equity in joint venture operations         52,893         102,165          43,629        (111,443)         95,051
                                    -----------------------------------------------------------------------------
Net loss                                 (669,205)       (892,698)       (690,555)     (1,215,131)     (1,121,956)
                                    =============================================================================
Cash flow data
Net cash provided (used) by:
Operating activities                      (63,983)        (71,141)       (451,048)        250,131        (728,504)
Investing activities                      103,443          62,272         233,394         138,113        (625,828)
Financing activities                     (122,526)       (110,056)        394,456        (300,693)      1,354,332
                                    -----------------------------------------------------------------------------
Net increase (decrease) in cash
and equivalents                           (83,066)       (118,925)        176,802          87,551              --
                                    =============================================================================
Per limited partnership unit:
Net loss                             $      (4.10)          (5.50)          (4.26)          (7.49)          (6.92)
                                    =============================================================================

                                        6

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources

         In 2001, 2000 and 1999, the Partnership was unable to generate cash flows from operations and needed to delay the payment of amounts due to affiliates and others to cover the operating cash shortfall and debt service. In 2000, the Partnership utilized cash from the prior year mortgage refinancing of Countrybrook Estate Apartments and a distribution from the Research Triangle joint venture to fund fixed asset additions. In 2001, an overall decrease in cash of approximately $83,000 was experienced. Carriage House of Englewood, of which this Partnership was a 40% joint venture partner, was sold on March 1, 2001. However, the Partnership did not receive any of the proceeds from the sale, as the proceeds were not sufficient to satisfy the liabilities of the property. There have been no distributions to partners for at least the past six years. In accordance with the settlement of the lawsuit (Item 3), it is anticipated that with the sale of the properties, the Partnership may be in a position to make distributions to the Limited Partners. These distributions will be reduced by the amount of fees payable to the plaintiffs' legal counsel in connection with the settlement agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership's properties.

         Limited Partners should be aware that it is possible that they will receive an allocation of income from gain on sale of properties on which they will be required to pay income taxes and there is no assurance that distributions from the sale of the properties will be sufficient to satisfy these obligations.

         Except as described above and in the consolidated financial statements, the General Partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.

     Results of Operations:

         The results of operations of the Partnership for the year ended December 31, 2001, before equity in earnings from joint ventures, produced a net loss of $722,098. Effective January 1, 2001, management began formally marketing all properties in the Partnership for sale, therefore, the properties were not depreciated in 2001. Excluding depreciation, the results of operations, before equity in earnings from joint ventures, were a net loss of $473,573 in 2000 and net income of $27,366 in 1999.

         Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

     2001 as compared to 2000

         Rental income decreased approximately $82,000 for the year ended December 31, 2001 as compared to 2000. Rental income decreased approximately $105,000 and $51,000 at Countrybrook and Inducon Columbia, respectively, with the largest decrease at Countrybrook, resulting from a decrease in occupancy from 84% at December 31, 2000 to 78% at December 31, 2001. This decrease was offset by an increase in rental income at Beaver Creek of approximately $56,000 and other minor increases at the other properties. Other income increased by 18% in 2001 due primarily to an increase in security deposit forfeitures and late charge fees at Pomeroy Park of approximately $16,000 and $12,000, respectively, and an increase in termination fees of approximately $16,000 at Stonegate Townhouses.

         Total expenses, excluding depreciation, increased approximately 4% for the year ended December 31, 2001. Property operations increased approximately

$124,000 due primarily to increases in utility expense of approximately $69,000, $46,000 and $16,000 at Pomeroy Park, Countrybrook and Inducon Columbia, respectively, offset by a decrease in cable expense of $27,000 at Stonegate Townhouses, and an increase in real estate taxes for Countrybrook of approximately $18,000 due to an increase in its tax assessment. Other administrative expense increased approximately 11% due to increased legal fees. Administrative expense to affiliated parties increased 20% because of an allocation revision. Interest expense to affiliated parties decreased approximately $16,000 from 2000 to 2001 due to interest no longer being accrued on $481,598 of the payable to affiliated parties in compliance with the settlement of the lawsuit (item 3).

     2000 as compared to 1999

         In 2000, rental income decreased approximately $96,000, in spite of rate increases for cable service at two of the properties, due to occupancy levels at all of the Partnership's wholly-owned properties decreasing. Other income decreased approximately $71,000 primarily due to decreased common area maintenance charges and late charges.

         Total expenses, excluding depreciation, increased approximately 8% for the year ended December 31, 2000 as compared to 1999. Property operations increased approximately $252,000 due primarily to an increase in utility expense of approximately $94,000 and $40,000 at Pomeroy Park and Countrybrook, respectively, $54,000 of plumbing and related expenses at Countrybrook where significant flooding occurred, and more than $50,000 of pool repairs at Beaver Creek. Interest expense remained relatively stable with an increase of less than 1%. Administrative expenses increased in 2000 primarily due to increased advertising, incurred to maintain occupancy levels, and professional fees.

     Joint Venture

         The Research Triangle joint venture once again experienced high occupancy, however, rental income decreased approximately 12% in 2001 due to the sole tenant of Research Triangle not paying timely and an allowance being established for the remaining receivable. There is a shortage of rental payments from the tenant of approximately $12,000 per month, which the Partnership is negotiating because of a new lease with the tenant. The sole tenant's lease has expired and they are on a month-to-month lease, pending said negotiation. Total expenses, excluding depreciation, decreased less than 4%. Because the joint venture has had net income during each of the last three years, the partnership's 50% equity interest has enabled the Partnership to receive cash distributions from the Venture of $104,500 in 2001, $135,000 in 2000 and $330,000 in 1999.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Listed under Item 14 of this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2001, are listed below. Each director is subject to election on an annual basis.

                                    Title of All Positions Held with
Name                                the Corporate General Partner              Year First Elected to Position
----                                -----------------------------              ------------------------------
Joseph M. Jayson                    Chairman of the Board, President                        1979
                                      and Treasurer

Judith P. Jayson                    Vice President and Director                             1979

         Joseph M. Jayson and Judith P. Jayson are married to each other.

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 63, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in the real estate business for the last 39 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University , a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 39 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 20 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 61, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 30 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

ITEM 11: EXECUTIVE COMPENSATION

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2001. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the General Partners that own 9651.1 units of limited partnership interest amounting to approximately 6.1% of the Partnership interest at December 31, 2001. The General Partners and the executive officers of the Corporate General Partners, as of December 31, 2001, owned 90 units of limited partnership interest. The General Partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The properties of the Partnership and its subsidiaries are managed by Realmark Corporation, an affiliate of the Partnership's corporate general partner, for a fee of generally 5% of annual net rental income of the properties. Realmark Corporation and the Corporate General Partner are also reimbursed for disbursements made on behalf of the Partnership. Those transactions are further described, and quantified, in the note to the consolidated financial statements entitled "Related Party Transactions".

ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Consolidated Financial Statements                                  Page
                                                                            ----
         Independent Auditor's Report                                       F-1
         Consolidated Balance Sheets as of December 31, 2001 and 2000       F-2
         Consolidated Statements of Operations for the years ended
           December 31, 2001, 2000 and 1999                                 F-3
         Consolidated Statements of Partners' Equity for the years
           ended December 31, 2001, 2000, and 1999                          F-4
         Consolidated Statements of Cash Flows for the years ended
           December 31, 2001, 2000, and 1999                                F-5
         Notes to Consolidated Financial Statements                         F-6

         FINANCIAL STATEMENT SCHEDULE

         (i) Schedule III - Real Estate and Accumulated Depreciation        F-16

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)      Reports on Form 8-K

         None.

(c)      Exhibits

         2. Plan of acquisition, reorganization, arrangement, liquidation, or succession

                  (a) Stipulation of Settlement Agreement dated August 29, 2001 is filed herewith.

                  (b) Order and Final Judgment Approving Settlement and Awarding
                      Fees and Expenses dated November 29, 2001 is filed herewith.

         4. Instruments defining the rights of security holders, including indentures.

                  (a) Amended and Restated Certificate and Agreement of Limited
                      Partnership filed with the Registration Statement of the Registrant Form S-11, filed September 30, 1987, and subsequently amended, incorporated herein by reference.

         10.      Material contracts.

                  (a) Property Management Agreement with Realmark Corporation included with the Registration Statement, Form S-11, of the Registrant as filed and amended to date, incorporated herein by reference.

                  (b) Property sales agreements, with unrelated third-parties dated February 27, 2002, March 12, 2002, March 26, 2002 and April 2, 2002 are filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - VI-A

By:      /s/ Joseph M. Jayson                                   April 15, 2002
         -----------------------------------                  ------------------
         JOSEPH M. JAYSON,                                            Date
         Individual General Partner

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                                   April 15, 2002
         -----------------------------------                  ------------------
         JOSEPH M. JAYSON,                                            Date
         President, Treasurer and Director

         /s/ Judith P. Jayson                                   April 15, 2002
         -----------------------------------                  ------------------
         JUDITH P. JAYSON,                                            Date
         Vice President and Director

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


The Partners
Realmark Property Investors Limited
  Partnership - VI A:

We have audited the accompanying consolidated balance sheets of Realmark Property Investors Limited Partnership - VI A and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - VI A and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 9 to the consolidated financial statements, the Partnership settled a class and derivative lawsuit in which it was involved. As a result of this settlement, the Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take place within the next twelve months.



Williamsville, New York                              TOSKI, SCHAEFER & CO., P.C.
March 25, 2002, except for Note 9,
as to which the date is April 2, 2002

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000

                           Assets                                              2001          2000
                           ------                                              ----          ----
Property and equipment, at cost, all held for sale in 2001:
     Land and improvements                                                $  2,159,398       2,159,398
     Buildings and improvements                                             17,472,132      17,472,132
     Furniture and equipment                                                 1,111,674       1,108,533
                                                                          ------------    ------------

                                                                            20,743,204      20,740,063
     Less accumulated depreciation                                           7,838,011       7,838,011
                                                                          ------------    ------------

                           Net property and equipment                       12,905,193      12,902,052

Cash and equivalents                                                            62,362         145,428
Accounts receivable                                                                 77           6,402
Escrow deposits                                                                478,414         376,203
Deferred mortgage costs, net of accumulated amortization of
     $348,660 in 2001 and $280,014 in 2000                                     303,339         362,749
Other assets                                                                    76,791          92,952
                                                                          ------------    ------------

                           Total assets                                   $ 13,826,176      13,885,786
                                                                          ============    ============

              Liabilities and Partners' Equity
              --------------------------------

Liabilities:
     Mortgage loans payable                                                 11,661,131      11,783,657
     Accounts payable and accrued expenses                                     634,972         500,041
     Accrued interest payable                                                  104,363         100,491
     Payable to affiliated parties                                           1,043,895         511,204
     Security deposits and prepaid rents                                       236,484         227,464
                                                                          ------------    ------------

                           Total liabilities                                13,680,845      13,122,857
                                                                          ------------    ------------

Losses of unconsolidated joint ventures in excess of investment, net of unamortized excess purchase price of $146,663 in 2001
     and $155,863 in 2000                                                      172,215         120,608

Partners' equity (deficit):
     General partners                                                         (407,211)       (382,509)
     Limited partners                                                          380,327       1,024,830
                                                                          ------------    ------------

                           Total partners' equity (deficit)                    (26,884)        642,321
                                                                          ------------    ------------

                           Total liabilities and partners' equity         $ 13,826,176      13,885,786
                                                                          ============    ============

See accompanying notes to consolidated financial statements

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years Ended December 31, 2001, 2000 and 1999

                                                     2001          2000           1999
                                                     ----          ----           ----
Income:
     Rental                                      $ 3,935,066      4,016,788      4,112,626
     Interest and other income                       279,387        235,859        306,725
                                                 -----------    -----------    -----------

                           Total income            4,214,453      4,252,647      4,419,351
                                                 -----------    -----------    -----------
Expenses:
     Property operations                           2,975,319      2,853,456      2,601,748
     Interest:
         Affiliated parties                           28,227         44,101         22,565
         Other                                     1,101,120      1,107,607      1,119,057
     Depreciation                                         --        521,290        761,550
     Administrative:
         Affiliate parties                           447,357        373,572        362,487
         Other                                       384,528        347,484        286,128
                                                 -----------    -----------    -----------

                           Total expenses          4,936,551      5,247,510      5,153,535
                                                 -----------    -----------    -----------

Loss before equity in earnings (loss) of
     joint ventures                                 (722,098)      (994,863)      (734,184)

Equity in earnings of joint ventures                  52,893        102,165         43,629
                                                 -----------    -----------    -----------

                           Net loss              $  (669,205)      (892,698)      (690,555)
                                                 ===========    ===========    ===========


Net loss per limited partnership unit            $     (4.10)         (5.50)         (4.26)
                                                 ===========    ===========    ===========


Weighted average number of limited partnership
     units outstanding                               157,378        157,378        157,378
                                                 ===========    ===========    ===========

See accompanying notes to consolidated financial statements

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
                   Consolidated Statements of Partners' Equity
                  Years Ended December 31, 2001, 2000 and 1999

                                                       General         Limited Partners
                                                       Partners      Units          Amount
                                                       --------      -----          ------
Balances at December 31, 1998                         $ (335,011)      157,378    2,560,585

Net loss                                                 (20,717)           --     (669,838)
                                                      ----------    ----------   ----------

Balances at December 31, 1999                           (355,728)      157,378    1,890,747

Net loss                                                 (26,781)           --     (865,917)
                                                      ----------    ----------   ----------

Balances at December 31, 2000                           (382,509)      157,378    1,024,830

Net loss                                                 (24,702)           --     (644,503)
                                                      ----------    ----------   ----------

Balances at December 31, 2001                         $ (407,211)      157,378      380,327
                                                      ==========    ==========   ==========

See accompanying notes to consolidated financial statements

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2001, 2000 and 1999

                                                                 2001           2000           1999
                                                                 ----           ----           ----
Cash flows from operating activities:
     Net loss                                               $  (669,205)      (892,698)      (690,555)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
              Depreciation and amortization                      59,410        589,513        867,738
              Equity in earnings of joint ventures              (54,977)      (102,165)       (43,629)
              Changes in:
                  Accounts receivable                             6,325         (6,402)         4,203
                  Escrow deposits                              (102,211)       (74,915)       113,474
                  Other assets                                   16,161          4,604        (32,182)
                  Accounts payable and accrued expenses         134,931        231,620       (369,083)
                  Accrued interest payable                        3,872           (926)       (21,199)
                  Payable to affiliated parties                 532,691        167,761       (284,295)
                  Security deposits and prepaid rents             9,020         12,467          4,480
                                                            -----------    -----------    -----------

                           Net cash used in operating
                               activities                       (63,983)       (71,141)      (451,048)
                                                            -----------    -----------    -----------

Cash flows from investing activities:
     Distributions received from joint venture                  106,584        135,000        330,000
     Additions to property and equipment                         (3,141)       (72,728)       (96,606)
                                                            -----------    -----------    -----------

                           Net cash provided by investing
                               activities                       103,443         62,272        233,394
                                                            -----------    -----------    -----------

Cash flows from financing activities:
     Mortgage acquisition costs                                      --             --       (106,756)
     Proceeds from mortgage refinancing                              --             --      4,000,000
     Principal payments upon refinancing                             --             --     (3,415,000)
     Principal payments on mortgage loans                      (122,526)      (110,056)       (83,788)
                                                            -----------    -----------    -----------

                           Net cash provided by (used in)
                               financing activities            (122,526)      (110,056)       394,456
                                                            -----------    -----------    -----------

Net increase (decrease) in cash and equivalents                 (83,066)      (118,925)       176,802

Cash and equivalents at beginning of year                       145,428        264,353         87,551
                                                            -----------    -----------    -----------

Cash and equivalents at end of year                         $    62,362        145,428        264,353
                                                            ===========    ===========    ===========

Supplemental disclosure of cash flow information -
     cash paid for interest                                 $ 1,033,515      1,041,001      1,078,367
                                                            ===========    ===========    ===========

See accompanying notes to consolidated financial statements

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

(1)  Formation and Operation of Partnership

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

(2)  Summary of Significant Accounting Policies

     (a) Basis of Accounting and Consolidation

         The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Partnership and its four subsidiaries, that are wholly-owned:

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

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued

     (c) Property and Equipment

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

         The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2001, no impairment in value has been recognized.

         The Partnership and its ventures' policy is to consider a property to be held for sale or disposition when the Partnership or venture has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership or venture has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. Any properties identified as "held for sale or disposition" are no longer depreciated. All the properties were held for sale in 2001.

     (d) Cash and Equivalents

         Cash and equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

     (e) Deferred Mortgage Costs

         Costsincurred in obtaining mortgage financing are deferred and amortized using the straight-line method over the life of the respective mortgage.

     (f) Unconsolidated Joint Ventures

         The Partnership's investment in Carriage House of Englewood Joint
              Venture (which was sold in 2001) and Research Triangle Joint Venture is in unconsolidated joint ventures which are accounted for on the equity method. These joint ventures are not consolidated in the Partnership's financial statements because the Partnership is not the majority owner.

     (g) Rental Income

         Rental income is recognized as earned according to the terms of the leases. Leases for residential properties are generally for periods of one year or less, payable monthly. Commercial leases

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued

     (g) Rental Income, Continued

              are generally for periods of one to five years. Delinquent residential property rent is not recorded.

     (h) Per Unit Data

         Per limited partnership unit data is based on the weighted average number of limited partnership units outstanding for the year.

     (i) Fair Value of Financial Instruments

         The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2001.

     (j) Income Allocation and Distributable Cash Flow

         The partnership agreement provides that income not arising from sale and refinancing activities and all partnership losses are to be allocated 97% to the Limited Partners and 3% to the General Partners. Partnership income arising from sale or refinancing activities is allocated in the same proportion as distributions or distributable cash from sale proceeds. In the event there is no distributable cash from sale proceeds, taxable income will be allocated 87% to the Limited Partners and 13% to the General Partners. The above is subject to tax laws that were applicable at the time of the formation of the Partnership and may be adjusted due to subsequent changes in the Internal Revenue Code.

         The partnership agreement also provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (note 9), it is anticipated that there will be no future distributions of net cash flow from operations. Sale or refinancing proceeds are distributed to the extent available, 100% to the Limited Partners until there has been a return of the Limited Partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the Limited Partners. There were no distributions to partners made in 2001, 2000 or 1999.

     (k) Income Taxes

         No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2001, net assets for financial reporting purposes were $1,561,000 less than the tax bases of the net assets.

     (l) Segment Information

         The Partnership's operating segments all involve the ownership and operation of income-producing real property, and are aggregated into one reporting segment.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued

     (m) Recent Pronouncements

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based upon its fair value.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset
              Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the
              Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations.

         The Partnership is currently evaluating the impact of these pronouncements to determine the effect, if any, they may have on the consolidated financial position and results of operations. The Partnership is required to adopt each of these standards in the first quarter of 2002.

(3)  Disposal of Rental Property

     Effective July 1, 1999, management entered into a plan to dispose of the property of Pomeroy Park. Depreciation expense, not recorded during the disposal period, for the years ended December 31, 2001 and 1999 totaled approximately $114,000 and $54,000, respectively. In 2001, all of the properties are being actively marketed for sale. The carrying value of the assets as of December 31, 2001 and the properties net income or loss and depreciation expense not recorded for the year ended December 31, 2001 is as follows:

                                                                                                      Depreciation
                                                Carrying value             Net income                  expense not
                    Property                      of assets                  (loss)                     recorded
                    --------                      ---------                  ------                     --------
         Countrybrook Estates                    $ 3,771,049                (293,651)                    188,000
         Inducon - Columbia                        2,718,023                  37,712                     120,000
         Stonegate Townhouses                      2,649,153                 187,747                     163,000
         Beaver Creek                              1,174,864                  41,505                      66,000
         Pomeroy Park                              2,592,104                (308,735)                    114,000
                                                   =========                ========                     =======

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(4)  Mortgage Loans Payable

     Mortgage loans payable are as follows:

                                                                          Total                  Balance
                                          Interest                       monthly               December 31,
         Property collateral                rate         Maturity        payment          2001              2000
         -------------------                ----         --------        -------          ----              ----
         Countrybrook Estates              7.89%            2029        $ 29,044     $  3,930,585         3,963,270
         Inducon - Columbia                7.86%            2022          16,787        2,072,788         2,107,392
         Stonegate Townhouses              8.43%            2027          20,207        2,558,790         2,581,516
         Beaver Creek                      8.23%            2027          10,137        1,304,209         1,316,468
         Pomeroy Park                     12.00%            2002          19,750        1,794,759         1,815,011
                                                                        ========     ------------       -----------
                                                                                     $ 11,661,131        11,783,657
                                                                                     ============       ===========

     The aggregate maturities of the mortgages for each of the five years following 2001 and thereafter, assuming principal payments will not be accelerated, are as follows:

                           2002                                                      $  1,917,066
                           2003                                                           132,520
                           2004                                                           143,587
                           2005                                                           155,579
                           2006                                                           168,573
                           Thereafter                                                   9,143,806
                                                                                     ------------
                                                                                     $ 11,661,131
                                                                                     ============

(5)  Related Party Transactions

     The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                                         2001              2000              1999
                                                                         ----              ----              ----
         Property management fees based on a percent-
              age (generally 5%) of rental income                      $ 190,803          198,353           196,815

         Reimbursement for cost of services to the Partnership
              that include investor relations, marketing of
              properties, professional fees, communications,
              supplies, accounting, printing, postage and
              other items                                                256,554          175,219           165,672
                                                                       ---------          -------           -------
                                                                       $ 447,357          373,572           362,487
                                                                       =========          =======           =======

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(5)  Related Party Transactions, Continued

     In addition to the above, other properties specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's consolidated statements of operations. Payables to affiliated parties are on demand and bear interest at 11%.

     Loan placement fees are paid or accrued to an affiliate of the General
         Partners. The fee is calculated as 1% of the mortgage loan amounts. These fees totaled $40,000 for the year ended December 31, 1999. No such fees were paid during the years ended December 31, 2001 and 2000.

     Property Disposition Fees

     The General Partners are also allowed to collect a property disposition fee upon sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties or 3% of the sales price. The property disposition fee is subordinate to payments to the Limited Partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the Limited Partners of an amount equal to their original capital contributions. Since these conditions described above have not been met, no disposition fees have been paid or accrued on properties sold in prior years.

(6)  Investments in Joint Ventures

     The Partnership had a 40% interest in a joint venture with Realmark
         Property Investors Limited Partnership (RPILP), an entity affiliated through common general partners. The venture was formed to own and operate an apartment complex, Carriage House of Eaglewood Apartments, Englewood, Ohio. Since July 1996, when a plan to dispose of the venture's property was established, Carriage House had been carried at the lower of depreciated cost or fair value less costs to sell and was not depreciated. Carriage House was sold on March 1, 2001. While the venture recorded a net gain on the sale, the net proceeds were not sufficient to satisfy the liabilities related to the property. Therefore, the balance of the Partnership's investments in the venture, $74,813, was charged to equity in joint venture operations during 2001.

     The Partnership also has a 50% interest in a joint venture with Realmark
         Property Investors Limited Partnership-II (RPILP-II), an entity affiliated through common general partners. The venture owns and operates the Research Triangle Industrial Park West, an office/warehouse facility located in Research Triangle Park, North Carolina. The joint venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 50% to the Partnership and 50% to RPILP-II.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(6)  Investments in Joint Ventures, Continued

     Summary financial information for the Venture follows:

                                           Balance Sheet Information
                                           -------------------------
                                                                                                December 31,
                  Assets                                                                  2001               2000
                  ------                                                                  ----               ----
Property, net of accumulated depreciation                                             $ 1,473,368         1,473,368
Cash and equivalents                                                                       55,158            19,187
Escrow deposits                                                                           876,539           779,012
Other assets                                                                              252,727           332,959
                                                                                      -----------         ---------

                           Total assets                                               $ 2,657,792         2,604,526
                                                                                      ===========         =========


              Liabilities and Partners' Deficit
              ---------------------------------

Liabilities:
     Mortgage loan payable                                                              5,254,865         5,340,629
     Accounts payable and accrued expenses                                                134,234            60,016
                                                                                      -----------         ---------

                           Total liabilities                                            5,389,099         5,400,645
                                                                                      -----------         ---------

Partners' deficit:
     The Partnership                                                                   (1,465,069)       (1,497,475)
     RPILP-II                                                                          (1,266,238)       (1,298,644)
                                                                                      -----------         ---------

                           Total partners' deficit                                     (2,731,307)       (2,796,119)
                                                                                      -----------         ---------

                           Total liabilities and partners' deficit                    $ 2,657,792         2,604,526
                                                                                      ===========         =========

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(6)  Investments in Joint Ventures, Continued

                                        Operating Information
                                        ---------------------
                                                                           Years ended December 31,
                                                                           ------------------------
                                                                         2001       2000       1999
                                                                         ----       ----       ----
Income:
     Rental                                                           $ 899,322   1,026,251   1,009,978
     Other                                                               11,812      13,456      11,823
                                                                      ---------   ---------   ---------

              Total income                                              911,134   1,039,707   1,021,801
                                                                      ---------   ---------   ---------

Expenses:
     Property operations                                                127,047     133,400     135,252
     Interest                                                           442,817     450,766     455,838
     Depreciation                                                            --     100,518     103,480
     Administrative:
         Affiliated parties                                              47,449      67,413      63,230
         Other                                                           20,009      10,992       8,655
                                                                      ---------   ---------   ---------

              Total expenses                                            637,322     763,089     766,455
                                                                      ---------   ---------   ---------

              Net income                                              $ 273,812     276,618     255,346
                                                                      =========   =========   =========

Allocation of net income:
     The Partnership                                                    136,906     138,309     127,673
     RPILP-II                                                           136,906     138,309     127,673
                                                                      ---------   ---------   ---------

                           Total                                      $ 273,812     276,618     255,346
                                                                      =========   =========   =========

A reconciliation of the Partnership's investment in the Research Triangle Joint
   Venture is as follows:

                                                                       2001          2000         1999
                                                                       ----          ----         ----
Investment in joint venture at beginning of year                     $(195,421)    (189,530)      21,997
Distributions from joint venture                                      (104,500)    (135,000)    (330,000)
Amortization of excess purchase price                                   (9,200)      (9,200)      (9,200)
Allocation of net income                                               136,906      138,309      127,673
                                                                     ---------    ---------    ---------
Losses in excess of investment in joint venture
     at end of year                                                  $(172,215)    (195,421)    (189,530)
                                                                     =========    =========    =========

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(7)  Leases (Lessee)

     In connection with the development of property in Columbia, South
         Carolina, the Partnership entered into an operating lease with the Richland-Lexington Airport District for a period of sixty years, at $89,000 per year. The lease covers nine acres located within the boundaries of the Columbia Metropolitan Airport in an area designated as a Foreign Trade Zone. The lease agreement includes an option to lease 5.5 acres of land. At December 31, 2001, payments with regard to this lease are past due. A liability amounting to $55,332 was recorded in connection with this lease agreement. The terms of the lease agreement allow for the lessor to cancel the lease if the lessee (the Partnership) fails to make payment of the agreed upon rental within 30 days after receipt of written notice from the lessor that the rental payment is past due. No such notice has been received as of March 25, 2002.

(8)  Leases (Lessor)

     In connection with the Inducon - Columbia property, the Partnership has entered into commercial lease agreements with terms from one to five years. Minimum future rentals to be received in the future under noncancelable operating leases are as follows:

                           Year                                Amount
                           ----                                ------
                           2002                              $181,301
                           2003                                91,830
                           2004                                65,114
                           2005                                65,114
                                                             ========

(9)  Settlement of Lawsuit

     As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation at the state court level regarding the payment of fees and other management issues.

     On August 29, 2001, the parties entered into a Stipulation of Settlement
         (the "Settlement"). On October 4, 2001, the Court issued an "Order Preliminarily Approving Settlement" (the "Hearing Order") and on November 29, 2001, the court issued an "Order and Final Judgment Approving Settlement and Awarding Fees and Expenses" and dismissing the complaints with predjudice. The Settlement provided, among other things, that:

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(9)  Settlement of Lawsuit, Continued

     o The payable to the General Partners and/or their affiliates by Realmark Property Investors Limited Partnership VI-A at March 31, 2001, in the amount of $481,598, cease to accrue interest.

     o All of the Realmark Partnerships' properties be disposed of. The General Partners will continue to have primary authority to dispose of the Partnerships' properties. If either (i) the General Partners have not sold or contracted to sell 50% of the Partnerships' properties (by value) by April 2, 2002 or (ii) the General Partners have not sold or contracted to sell 100% of the Partnerships' properties by September 29, 2002, then the primary authority to dispose of the Partnerships' properties will pass to a sales agent designated by plaintiffs' counsel and approved by the Court. As of April 2, 2002, the General Partners have contracted to sell more than 50% of the Partnerships' properties (by value).

     The settlement also provided for the payment by the Partnerships of fees to the plaintiffs' attorneys. These payments, which are not calculable at this time but may be significant, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiffs' counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units' trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above.

(10)  Subsequent Events

      In 2002, the Partnership entered into sales agreements with unaffiliated parties for the sale of the following:

                                                   Agreement                      Sales                Approximate
                    Property                         Date                         Price                Taxable Gain
                    --------                         ----                         -----                ------------
         Pomeroy Park                          February 27, 2002               $ 4,700,000              1,940,000
         Countrybrook Estates                   March 12, 2002                   5,200,000              1,250,000
         Stonegate Townhouses                   March 26, 2002                   5,650,000              2,470,000
         Beaver Creek                            April 2, 2002                   2,440,000              1,000,000
                                                                               ===========              =========

                                                                                                                   Schedule III
                                                                                                                   ------------
                          REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                             AND SUBSIDIARIES
                                 Real Estate and Accumulated Depreciation
                                             December 31, 2001



                                                                                       Gross amounts at which
                                     Initial cost to      Cost                       Carried at Close of Period
                                       Partnership     capitalized                   --------------------------
   Property                          ---------------  subsequent to               Land and    Buildings and         Accumulated
  Description      Encumbrances     Land    Buildings  acquisition  Retirements improvements   improvements  Total  depreciation
  -----------      ------------     ----    ---------  -----------  ----------- ------------  -------------  -----  ------------
BeaverCreek
   Pittsburgh, PA  $  1,304,209   282,000   1,437,944    169,871          --       317,000     1,572,815   1,889,815    714,951

Countrybrook
   Estates
   Louisville, KY     3,930,585   882,272   4,277,115    448,540     279,908       884,622     4,443,397   5,328,019  1,563,606

Stonegate
   Mobile, AL         2,558,790   419,544   3,487,160    323,856          --       427,494     3,803,066   4,230,560  1,581,407

Pomeroy Park
   Tulsa, OK          1,794,759   525,000   2,304,303    615,575          --       525,000     2,919,878   3,444,878    855,118

Inducon-Columbia
   Columbia, SC       2,072,788        --   1,503,710  3,234,548          --         5,282     4,732,976   4,738,258  2,020,234
                   ------------ ---------  ----------  ---------     -------     ---------    ----------  ----------  ---------

                   $ 11,661,131 2,108,816  13,010,232  4,792,390     279,908     2,159,398    17,472,132  19,631,530  6,735,316
                   ============ =========  ==========  =========     =======     =========    ==========  ==========  =========
Research Triangle
   J. V.
   Raleigh, NC     $  5,254,865   338,112   4,920,738      9,329          --       338,112     4,930,067   5,268,179  3,794,811
                   ============ =========  ==========  =========     =======     =========    ==========  ==========  =========

(RESTUBBED TABLE)

                                                             Life
                                                           on which
                                                         depreciation
                                                           in latest
                                      Date               statement of
                                       of         Date    operations
                                  construction  acquired  is computed
                                  ------------  --------  -----------
BeaverCreek
   Pittsburgh, PA                    1975          2/89        -- *

Countrybrook
   Estates
   Louisville, KY                    1972          6/89        -- *

Stonegate
   Mobile, AL                        1985          3/90        -- *

Pomeroy Park
   Tulsa, OK                         1970          3/91        -- *

Inducon-Columbia
   Columbia, SC                      1989          5/89        -- *
                                     ====          ====       =====
Research Triangle
   J. V.
   Raleigh, NC                       1983          8/92        -- *
                                     ====          ====       =====

* In accordance with Statement of Financial Accounting Standards No. 121, no depreciation was recorded during the disposal period January 1, 2001 through December 31, 2001.

                                                                                                Schedule III, Cont.
                                                                                                -------------------

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                    Real Estate and Accumulated Depreciation
                        December 31, 2001, 2000 and 1999

(1) Cost for Federal income tax purposes of Partnership properties is $19,631,530.

(2) A reconciliation of the carrying amount of land and buildings as of December 31, 2001, 2000 and 1999 is as follows:

                                                                                  Partnership Properties
                                                                                  ----------------------
                                                                         2001             2000              1999
                                                                         ----             ----              ----
         Balance at beginning of year                               $ 19,631,530       19,563,640        19,467,034
         Additions                                                            --           67,890            96,606
                                                                    ------------       ----------       -----------
         Balance at end of year                                     $ 19,631,530       19,631,530        19,563,640
                                                                    ============       ==========       ===========

                                                                                  Joint Venture Properties
                                                                                  ------------------------
                                                                         2001             2000              1999
                                                                         ----             ----              ----
         Balance at beginning of year                                $ 8,131,032        8,123,502         8,123,502
         Additions                                                            --            7,530                --
         Dispositions (5)                                              2,862,853               --                --
                                                                     -----------       ----------       -----------
         Balance at end of year                                      $ 5,268,179        8,131,032         8,123,502
                                                                     ===========       ==========       ===========

(3) A reconciliation of accumulated depreciation for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                                                  Partnership Properties
                                                                                  ----------------------
                                                                         2001             2000              1999
                                                                         ----             ----              ----
         Balance at beginning of year                                $ 6,735,316        6,214,453         5,454,642
         Depreciation expense                                                 --          520,863           759,811
                                                                     -----------       ----------        ----------
         Balance at end of year (4)                                  $ 6,735,316        6,735,316         6,214,453
                                                                     ===========       ==========        ==========

                                                                                  Joint Venture Properties
                                                                                  ------------------------
                                                                         2001             2000              1999
                                                                         ----             ----              ----
         Balance at beginning of year                                $ 5,391,388        5,290,870         5,187,390
         Depreciation expense                                                 --          100,518           103,480
         Dispositions (5)                                              1,596,577               --                --
                                                                     -----------      -----------       -----------
         Balance at end of year (4)                                  $ 3,794,811        5,391,388         5,290,870
                                                                     ===========      ===========       ===========

(4)  Balance applies entirely to buildings and improvements.
(5)  Sale of Carriage House of Englewood Apartments in 2001.
                                      F-17