Form 10-Q
period 2002-03-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2002-05-15
CIK 822783

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2002

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------
                      Condensed Consolidated Balance Sheets
                      -------------------------------------

                                                                                   March 31,     December 31,
                                                                                     2002            2001
                                                                                 ------------    ------------
                     Assets
                     ------

Cost of property and equipment, all held for sale                                $ 20,743,204      20,743,204
Less accumulated depreciation                                                       7,838,011       7,838,011
                                                                                 ------------    ------------
                                                                                   12,905,193      12,905,193
Cash and equivalents                                                                  160,818          62,362
Other assets                                                                          821,631         858,621
                                                                                 ------------    ------------
     Total assets                                                                $ 13,887,642      13,826,176
                                                                                 ============    ============

          Liabilities and Partners' Equity
          --------------------------------

Mortgage loans payable                                                             11,625,224      11,661,131
Accounts payable and accrued expenses                                                 776,150         739,335
Payable to affiliates                                                               1,232,985       1,043,895
Other liabilities                                                                     238,539         236,484
Equity in losses of unconsolidated joint ventures
     in excess of investment                                                          181,078         172,215

Partners' equity (deficit)                                                           (166,334)        (26,884)
                                                                                 ------------    ------------
     Total liabilities and partners' equity                                      $ 13,887,642      13,826,176
                                                                                 ============    ============

                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------

                                                                                Three months ended March 31,
                                                                                ----------------------------
                                                                                    2002              2001
                                                                                -------------    -----------
Rental income                                                                     $   913,053      1,006,612
Other income                                                                           83,730         81,804
                                                                                  -----------    -----------
     Total income                                                                     996,783      1,088,416
                                                                                  -----------    -----------
Property operating costs                                                              706,185        797,306
Administrative expense - affiliates                                                   109,356         91,102
Other administrative expense                                                           60,684         80,163
Interest                                                                              284,145        288,156
                                                                                  -----------    -----------
     Total expenses                                                                 1,160,370      1,256,727
                                                                                  -----------    -----------
Loss before equity in joint venture operations                                       (163,587)      (168,311)
Equity in earnings (loss) of joint ventures                                            24,137        (23,411)
                                                                                  -----------    -----------
     Net loss                                                                     $  (139,450)      (191,722)
                                                                                  ===========    ===========
Net loss per limited partnership unit                                             $     (0.86)         (1.18)
                                                                                  ===========    ===========
Weighted average limited partnership units outstanding                                157,378        157,378
                                                                                  ===========    ===========

                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------

                                                                                  Three months ended March 31,
                                                                                 ------------------------------
                                                                                    2002                 2001
                                                                                 ---------            ---------
Cash provided (used) by:
Operating activities:
     Net loss                                                                    $(139,450)            (191,722)
     Adjustments - other, principally changes
        in other assets and liabilities                                            240,813              156,682
                                                                                 ---------            ---------
          Net cash provided (used) by operating activities                         101,363              (35,040)
Investing activities - distributions from joint ventures                            33,000                    -
Net cash used by financing activities-
     principal payments on mortgage loans                                          (35,907)             (32,430)
                                                                                 ---------            ---------
Net increase (decrease) in cash and equivalents                                     98,456              (67,470)
Cash and equivalents at beginning of period                                         62,362              145,428
                                                                                 ---------            ---------
Cash and equivalents at end of period                                            $ 160,818               77,958
                                                                                 =========            =========

                   Notes to Consolidated Financial Statements
                   Three months ended March 31, 2002 and 2001
Organization
------------

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

Basis of Presentation
---------------------

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, contain all necessary adjustments for a fair presentation. The Partnership's significant accounting policies are set forth in its December 31, 2001 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment
----------------------

At March 31, 2002, the Partnership owned and operated four apartment complexes and one commercial property. It also has interests in a joint venture, as described below. All of the Partnership and venture properties are being marketed for sale, and, therefore, are not depreciated. Depreciation expense not recorded for the three month periods ended March 31, 2002 and 2001 was approximately $168,000 and $165,000, respectively. As previously reported in the Partnership's December 31, 2001 Form 10-K, the Partnership has entered into sales agreements with unaffiliated entities, for the sale of Pomeroy Park, Countrybrook Estates and Beaver Creek. These sales, if closed, will result in gains of approximately $1,940,000, $1,250,000 and $1,000,000, respectively, to the Partnership. The sale agreement previously reported for Stonegate Townhouses was terminated by the buyer in April 2002. On April 30, 2002, the Partnership entered into a new $5,750,000 sale agreement with an unaffiliated entity, for the sale of Stonegate Townhouses. This sale, if closed, will result in a gain of approximately $2,570,000 to the Partnership for tax purposes.

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

The Partnership has a 50% interest in Research Triangle Industrial Park Joint Venture with Realmark Property Investors Limited Partnership-II (RPILP-II), an entity affiliated through common general partners, owning the other 50%. The Venture owns and operates the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina. Summary financial information of the Venture follows.

                               Balance Sheet Information
                               -------------------------

                                                                                 March 31,           December 31,
                                                                                   2002                  2001
                                                                            ------------------    -----------------
            Net property, held for sale                                     $        1,473,368            1,473,368
            Cash and equivalents                                                         9,482               55,158
            Escrow deposits                                                            856,065              876,539
            Other assets                                                               212,377              252,727
                                                                            ------------------    -----------------
                 Total assets                                               $        2,551,292            2,657,792
                                                                            ==================    =================
            Liabilities:
                 Mortgage loan payable                                               5,230,866            5,254,865
                 Accounts payable and accrued expenses                                  64,859              134,234
                                                                            ------------------    -----------------
                                                                                     5,295,725            5,389,099
                                                                            ------------------    -----------------
            Partners' deficit:
                 The Partnership                                                    (1,471,632)          (1,465,069)
                 RPILP II                                                           (1,272,801)          (1,266,238)
                                                                            ------------------    -----------------
                                                                                    (2,744,433)          (2,731,307)
                                                                            ------------------    -----------------
                 Total liabilities and partners' deficit                    $        2,551,292            2,657,792
                                                                            ==================    =================

                                 Operating Information
                                 ---------------------

                                                                                 Three months ended March 31,
                                                                            --------------------------------------
                                                                                  2002                  2001
                                                                            ------------------    ----------------
            Rental income                                                   $         161,739              218,620
            Other                                                                      47,705               46,641
                                                                            -----------------     ----------------
                 Total income                                                         209,444              265,261
                                                                            ------------------    ----------------
            Property operating costs                                                   38,260               28,984
            Interest                                                                  108,129              109,880
            Administrative                                                             10,181               18,993
                                                                            -----------------     ----------------
                 Total expenses                                                       156,570              157,857
                                                                            -----------------     ----------------
                 Net income                                                 $          52,874              107,404
                                                                            =================     ================
            Allocation of net income:
                 The Partnership                                                       26,437               53,702
                 RPILP II                                                              26,437               53,702
                                                                            -----------------     ----------------
                                                                            $          52,874              107,404
                                                                            =================     ================

Current Accounting Pronouncements
---------------------------------

Statements of Financial Accounting Standards No. 141, "Business Combinations," No. 142, "Goodwill and Other Intangible Assets," No. 143, "Accounting for Asset Retirement Obligations" and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" became effective for the Partnership on January 1, 2002 and did not have any effect on the Partnership's financial statements.

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership continued to have difficulty in the first quarter of 2002 generating sufficient funds to cover its cash obligations without relying on affiliated parties. The total amount payable to affiliates rose approximately $190,000 in the three months ended March 31, 2002. There have been no distributions to the partners for at least the past six years.

Results of Operations
---------------------

As compared to the first quarter of 2001, the Partnership's loss decreased approximately $4,000 to a loss of $164,000 in 2002 from a loss of $168,000 in 2001.

Rental income decreased approximately $94,000 for the first three months of 2002 as compared to 2001. This was due mainly to increased vacancies at Pomeroy Park of $60,000, increased vacancies of $10,000 and increased concessions of $6,000 at Stonegate, and increased vacancies of $20,000 at Beaver Creek. The decrease in rental income along with a slight increase in other income of $2,000, due to security deposit forfeitures, was offset by a decrease in property operations of $91,000, a decrease in other administrative expense of $20,000, and an increase in administrative expense to affiliates of $18,000. The decrease in property operating costs was due mainly to a decrease in utility costs at Pomeroy Park and Countrybrook, offset by increases in contract repairs, insurance/taxes, and other minor increases at Stonegate. The decrease in other administrative was primarily attributable to a decrease in advertising and professional fees.

PART I - Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  ----------------------------------------------------------

The Partnership's cash equivalents are short-term, interest-bearing bank accounts and its mortgage loans are fixed-rate. It has not entered into any derivative contracts. Therefore, it has no market risk exposure.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership's settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2001.

Item 5.   Other Information
          -----------------

Property sales agreement, with unrelated third party dated April 30, 2002 is filed herewith.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP VI-A



    May 15, 2002                                  /s/ Joseph M. Jayson
    ------------                                  ------------------------------
        Date                                      Joseph M. Jayson,
                                                  Individual General Partner and
                                                  Principal Financial Officer

                                 EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------


EX-10               Real Estate Purchase Agreement Stonegate Apartments