Form 10-Q
period 2002-06-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2002-08-14
CIK 822783

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 2002

Commission File Number: 0-17466


             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI-A
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

                      Condensed Consolidated Balance Sheets
                      -------------------------------------
                                                                              June 30,      December 31,
                                                                                2002            2001
                                                                           -------------    ------------
                     Assets
---------------------------------------------------
Cost of property and equipment, all held for sale                           $ 20,752,574      20,743,204
Less accumulated depreciation                                                  7,838,011       7,838,011
                                                                            ------------    ------------
                                                                              12,914,563      12,905,193

Cash and equivalents                                                             108,832          62,362
Other assets                                                                     846,492         858,621
                                                                            ------------    ------------
     Total assets                                                           $ 13,869,887      13,826,176
                                                                            ============    ============

              Liabilities and Partners' Equity
---------------------------------------------------
Mortgage loans payable                                                        11,593,780      11,661,131
Accounts payable and accrued expenses                                            937,587         739,335
Payable to affiliates                                                          1,408,932       1,043,895
Other liabilities                                                                243,567         236,484
Equity in losses of unconsolidated joint ventures
     in excess of investment                                                     159,358         172,215
Partners' equity (deficit)                                                      (473,337)        (26,884)
                                                                            ------------    ------------
     Total liabilities and partners' equity                                 $ 13,869,887      13,826,176
                                                                            ============    ============

                                        Condensed Consolidated Statements of Operations
                                        -----------------------------------------------

                                                                Three months ended June 30,    Six months ended June 30,
                                                               ----------------------------   --------------------------
                                                                    2002          2001          2002             2001
                                                               ------------    ------------   -----------    -----------
Rental income                                                   $   873,395      1,017,013      1,786,448      2,023,625

Other income                                                        101,637         56,357        185,367        138,161
                                                               ------------    -----------    -----------    -----------

     Total income                                                   975,032      1,073,370      1,971,815      2,161,786
                                                               ------------    -----------    -----------    -----------

Property operating costs                                            798,028        693,432      1,504,213      1,490,720


Administrative expense - affiliates                                 110,648        117,109        220,004        208,211

Other administrative expense                                        132,324         89,828        193,008        172,084

Interest                                                            272,755        289,410        556,900        577,567
                                                              -------------    -----------    -----------    -----------
     Total expenses                                               1,313,755      1,189,779      2,474,125      2,448,582
                                                              -------------    -----------    -----------    -----------

Loss before equity in joint venture operations                     (338,723)      (116,409)      (502,310)      (286,796)

Equity in earnings of joint ventures                                 31,720         36,334         55,857         15,007
                                                              -------------    -----------    -----------    -----------
     Net loss                                                   $  (307,003)       (80,075)      (446,453)      (271,789)
                                                              =============    ===========    ===========    ===========
Net loss per limited partnership unit                           $     (1.89)         (0.49)         (2.75)         (1.68)
                                                              =============    ===========    ===========    ===========
Weighted average limited partnership units                          157,378        157,378        157,378        157,378
                                                              =============    ===========    ===========    ===========

                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------

                                                                                       Six months ended June 30,
                                                                                    ------------------------------
                                                                                       2002                 2001
                                                                                    ---------            ---------
Cash provided (used) by:
Operating activities:
     Net loss                                                                       $(446,453)            (271,789)

     Adjustments - other, principally changes in other assets and liabilities         526,644              244,911
                                                                                    ---------            ---------
          Net cash provided (used) by operating activities                             80,191              (26,878)
                                                                                    ---------            ---------
Investing activities:
     Additions to property and equipment                                               (9,370)              (3,140)

     Distributions from joint ventures                                                 43,000               79,500
                                                                                    ---------            ---------

          Net cash provided by investing activities                                    33,630               76,360
                                                                                    ---------            ---------
Net cash used by financing activities -  principal payments
     on mortgage loans                                                                (67,351)             (61,083)
                                                                                    ---------            ---------
Net increase (decrease) in cash and equivalents                                        46,470              (11,601)

Cash and equivalents at beginning of period                                            62,362              145,428
                                                                                    ---------            ---------
Cash and equivalents at end of period                                               $ 108,832              133,827
                                                                                    =========            =========


                   Notes to Consolidated Financial Statements
                     Six months ended June 30, 2002 and 2001

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

Property and Equipment
----------------------

At June 30, 2002, the Partnership owned and operated four apartment complexes and one commercial property. It also has interests in a joint venture, as described below. All of the Partnership and venture properties are being marketed for sale, and, therefore, are not depreciated. Depreciation expense not recorded for the three and six month periods ended June 30, 2002 was approximately $168,000 and $336,000, respectively. Depreciation expense not recorded for the three and six month period ended June 30, 2001 was approximately $165,000 and $330,000, respectively. As previously reported in the Partnership's December 31, 2001 Form 10-K, the Partnership has entered into sales agreements with unaffiliated entities, for the sale of Countrybrook Estates and Beaver Creek Apartments. These sales, if closed, will result in gains of approximately $1,175,000 and $1,000,000, respectively, to the Partnership. The sale agreements previously reported for Pomeroy Park and Stonegate Townhouses were terminated.

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


The Partnership has a 50% interest in Research Triangle Industrial Park Joint Venture with Realmark Property Investors Limited Partnership-II (RPILP-II), an entity affiliated through common general partners, owning the other 50%. The Venture owns and operates the Research Triangle Industrial Park West, an office/warehouse facility located in Durhan County, North Carolina. Summary financial information of the Venture follows.

                               Balance Sheet Information
                               -------------------------
                                                                              June 30,              December 31,
                                                                                2002                    2001
                                                                            ------------            ------------
Net property, held for sale                                                  $ 1,473,368              1,473,368
Cash and equivalents                                                              13,965                 55,158
Escrow deposits                                                                  899,600                876,539
Other assets                                                                     198,804                252,727
                                                                             -----------            -----------
     Total assets                                                            $ 2,585,737              2,657,792
                                                                             ===========            ===========
Liabilities:
     Mortgage loan payable                                                     5,208,707              5,254,865
     Accounts payable and accrued expenses
                                                                                  73,422                134,234
                                                                             -----------            -----------
                                                                               5,282,129              5,389,099
                                                                             -----------            -----------
Partners' deficit:
     The Partnership                                                          (1,447,611)            (1,465,069)
     RPILP II                                                                 (1,248,781)            (1,266,238)
                                                                             -----------            -----------
                                                                              (2,696,392)            (2,731,307)
                                                                             -----------            -----------
     Total liabilities and partners' deficit                                 $ 2,585,737              2,657,792
                                                                             ===========            ===========

                              Operating Information
                              ---------------------


                                              Three months ended June 30,            Six months ended June 30,
                                             ----------------------------          ---------------------------
                                               2002                2001              2002               2001
                                             --------            --------          --------           --------
Rental income                                $199,907             182,620           361,646            401,240
Other                                          47,283              49,037            94,988             95,678
                                             --------            --------          --------           --------
     Total income                             247,190             231,657           456,634            496,918
                                             --------            --------          --------           --------
Property operating costs                       42,033              30,177            80,293             59,161
Interest                                      108,276             110,241           216,405            220,121
Administrative                                 28,841              13,973            39,022             32,966
                                             --------            --------          --------           --------
     Total expenses                           179,150             154,391           335,720            312,248
                                             --------            --------          --------           --------
     Net income                              $ 68,040              77,266           120,914            184,670
                                             ========            ========          ========           ========
Allocation of net income:
     The Partnership                           34,020              38,633            60,457             92,335
     RPILP II                                  34,020              38,633            60,457             92,335
                                             --------            --------          --------           --------
                                             $ 68,040              77,266           120,914            184,670
                                             ========            ========          ========           ========

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership continued to have difficulties in the first half of 2002 generating sufficient funds to cover its cash obligations without relying on affiliates. The total amount payable to affiliates rose approximately $365,000 in the six months ended June 30, 2002. There have been no distributions to the partners for at least the past six years.

The Partnership has entered into sales agreements with unaffiliated entities, for the sale of Countrybrook Estates and Beaver Creek Apartments. These sales, if closed, will result in gains of approximately $1,175,000, and $1,000,000 to the Partnership.

Results of Operations
---------------------

As compared to the first six months of 2001, the Partnership's loss, before equity in joint venture operation, increased approximately $215,000 to a loss of $502,000 in 2002 from a loss of $287,000 in 2001.

Rental income decreased approximately $237,000 for the first six months. This is due mainly to increased vacancies at Pomeroy Park of $120,000, increased vacancies of $16,000 and increased concessions of $16,000 at Stonegate, increased vacancies of $40,000 at Countrybrook, increased vacancies of $80,000 offset by a $65,000 increase in gross market rent at Inducon Columbia, and increased vacancies of $40,000 offset by a $10,000 increase in gross market rent at Beaver Creek. The decrease in rental income combined with an increase in other income of $47,000, due to cleaning fees, late charges and termination fees, was offset by a increase in property operating costs of $14,000, an increase in other administrative expense of $21,000, and an increase in administrative expense to affiliates of $12,000. The increase in property operating costs was due mainly to an increase in repairs at all properties offset by decreases in payroll and utility costs. The increase in other administrative was primarily attributable to an increase in advertising, evictions and office supplies. The increase in administrative expense to affiliates was primarily attributable to professional fees.

PART I - Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  ----------------------------------------------------------

The Partnership's cash equivalents are short-term, interest-bearing bank accounts and its mortgage loans are fixed-rate. It has not entered into any derivative contracts. Therefore, it has no market risk exposure.


PART II. - OTHER INFORMATION

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

Item 5.  Other Information
         -----------------

The Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 is attached as an exhibit in this report.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - VI-A






    August 14, 2002                              /s/ Joseph M. Jayson
    ---------------                              ----------------------------
          Date                                   Joseph M. Jayson,
                                                 Individual General Partner and
                                                 Principal Financial Officer

                                     Exhibit




REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.



         In connection with the Quarterly Report of Realmark Property Investors Limited Partnership - VI A (the "Partnership") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph M. Jayson, Individual General Partner and Principal Financial Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:


         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of the operations of the Partnership.



    August 14, 2002                              /s/ Joseph M. Jayson
    ---------------                              ----------------------------
          Date                                   Joseph M. Jayson,
                                                 Individual General Partner and
                                                 Principal Financial Officer