Form 10-Q
period 2002-09-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2002-11-15
CIK 822783

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 2002

Commission File Number: 0-17466


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VIA
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



        Delaware                                         16-1309987
        --------                                         ----------
(State of organization)                     (IRS Employer Identification No.)


2350 North Forest Road, Suite 12A,Getzville, New York  14068
-----------------------------------------------------  -----
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

                                             Condensed Consolidated Balance Sheets
                                             -------------------------------------
                                                                                                September 30,     December 31,
                                                                                                     2002             2001
                                                                                              ----------------- ----------------
                      Assets
-------------------------------------------------
Cost of property and equipment, all held for sale                                                   18,702,759       20,743,204
Less accumulated depreciation                                                                       (6,963,060)       7,838,011
                                                                                              ----------------- ----------------
                                                                                                    11,739,699       12,905,193
Cash and equivalents                                                                                   434,604           62,362
Other assets                                                                                         1,139,247          858,621
                                                                                              ----------------- ----------------
     Total assets                                                                                   13,313,550       13,826,176
                                                                                              ================= ================

           Liabilities and Partners' Equity
-------------------------------------------------
Mortgage loans payable                                                                              10,264,105       11,661,131
Accounts payable and accrued expenses                                                                1,003,840          739,335
Payable to affiliates                                                                                1,616,224        1,043,895
Other liabilities                                                                                      204,351          236,484
Equity in losses of unconsolidated joint ventures
     in excess of investment                                                                           161,658          172,215
Partners' equity (deficit)                                                                              63,372          (26,884)
                                                                                              ----------------- ----------------
     Total liabilities and partners' equity                                                         13,313,550       13,826,176
                                                                                              ================= ================

                                        Condensed Consolidated Statements of Operations
                                        -----------------------------------------------

                                                                  Three months ended Sept. 30,      Nine months ended Sept. 30,
                                                              ----------------------------------  -------------------------------
                                                                   2002              2001            2002             2001
                                                              ----------------  ----------------  -------------  ----------------
Rental income                                                 $       833,832           968,676      2,620,280         2,992,300
Other income                                                           84,381            69,747        269,748           207,908
                                                              ----------------  ----------------  -------------  ----------------
     Total income                                                     918,213         1,038,423      2,890,028         3,200,208
                                                              ----------------  ----------------  -------------  ----------------
Property operating costs                                              770,746           790,493      2,274,959         2,281,232
Administrative expense - affiliates                                   113,465           127,710        333,469           335,921
Other administrative expense                                           74,132            72,162        267,140           244,237
Interest                                                              283,295           292,971        840,195           870,538
                                                              ----------------  ----------------  -------------  ----------------
     Total expenses                                                 1,241,638         1,283,336      3,715,763         3,731,928
                                                              ----------------  ----------------  -------------  ----------------
Loss before equity in joint venture operations                       (323,425)         (244,913)      (825,735)         (531,720)
     and gain on sale of property
Gain on sale of property                                              847,434                --        847,434                --
Equity in earnings of joint ventures                                   23,656            36,149         79,513            51,156
                                                              ----------------  ----------------  -------------  ----------------
     Net income (loss)                                        $       547,665          (208,764)       101,212          (480,564)
                                                              ================  ================  =============  ================
Net income (loss) per limited partnership unit                $          3.38             (1.29)           .62             (2.96)
                                                              ================  ================  =============  ================
Weighted average limited partnership units                            157,378           157,378        157,378           157,378
                                                              ================  ================  =============  ================

                                    Condensed Consolidated Statements of Cash Flows
                                    -----------------------------------------------

                                                                                        Nine months ended Sept. 30,
                                                                                    ------------------------------------
                                                                                         2002                2001
                                                                                    ----------------   -----------------
Operating activities:
     Net income (loss)                                                              $       101,212            (480,564)
     Adjustments:
       Gain on sale of property                                                            (847,434)                 --
       Other, principally changes in other assets and liabilities                           788,720             420,993
                                                                                    ----------------   -----------------
          Net cash provided (used) by operating activities                                   42,498             (59,571)
                                                                                    ----------------   -----------------
Investing activities:
     Additions to property and equipment                                                     (9,370)             (3,140)
     Net proceeds from sale of property                                                     382,790                  --
     Distributions from joint ventures                                                       58,000              89,500
                                                                                    ----------------   -----------------
          Net cash provided by investing activities                                         473,918              86,360
                                                                                    ----------------   -----------------
Net cash used by financing activities - principal payments
          on mortgage loans                                                                (101,676)            (90,436)
                                                                                    ----------------   -----------------
Net increase (decrease) in cash and equivalents                                             372,242             (63,647)
Cash and equivalents at beginning of period                                                  62,362             145,428
                                                                                    ----------------   -----------------
Cash and equivalents at end of period                                               $       434,604              81,781
                                                                                    ================   =================

                   Notes to Consolidated Financial Statements
                  Nine months ended September 30, 2002 and 2001

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

Basis of Presentation
---------------------

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, contain all necessary adjustments for a fair presentation. The Partnership's significant accounting policies are set forth in its December 31, 2001 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should be considered indicative of the annual results.

Property and Equipment
----------------------

At September 30, 2002, the Partnership owned and operated four apartment complexes and commercial property (Inducon Columbia). All of the properties are being actively marketed for sale and, therefore, are not being depreciated. Depreciation not recorded on these properties for the three and nine months ended September 30, 2002 and September 30, 2001 was approximately $165,000 and $500,000, respectively.

In its March 31, 2002 and June 30, 2002 Form 10-Qs, the Partnership reported the existence of a contingent $2,440,000 sales agreement with an unaffiliated entity, covering Beaver Creek Apartments. On August 28, 2002, the sale was consummated for cash of $2,320,000 and a $350,000 three-year promissory note from the purchaser, resulting in a net gain of approximately $850,000.

On a pro forma basis, if the sale of Beaver Creek had occurred in December 31, 2001, that balance sheet would have shown a $62,000 decrease in cash and equivalents along with an $809,000 increase in accounts payable; a note receivable of $350,000; a decrease in property of $5,816,000 and in mortgage loans of $1,304,000; and a decrease in partnership capital of $2,224,000.

If the property had been sold on January 1, 2001, the pro forma results of operations for the year ended December 31, 2001 would have been a net loss before equity in joint venture operations of $763,000 ($4.70 per limited partnership unit), resulting from decreases in revenue and expenses of $510,000 and $409,000, respectively. For the nine months ended September 30, 2002, the pro forma operating results would have been an operating loss of $753,000 ($4.64 per limited partnership unit), resulting from decreases in revenue and expenses of $295,000 and $368,000, respectively. For the three months ended September 30, 2002, the pro forma operating results would have been a loss of $302,000, ($1.86 per limited partnership unit) resulting from decreases in revenue and expenses of $72,000 and $94,000, respectively.

All of the foregoing pro forma operating date excludes the gain on the disposition of the property and simply reflects the elimination of Beaver Creek's operating accounts from the consolidated historical results.

Current Accounting Pronouncements
---------------------------------

Statements of Financial Accounting Standards Nos. 145, 146 and 147 which concern accounting for gains and losses from the extinguishments of debt, exit or disposal activities, and acquisitions of certain financial institutions will become effective for the Partnership in the first quarter of 2003. The Partnership is currently evaluating the impact of these pronouncements to determine the effect, if any, they may have on the consolidated financial position and results of operations.

Investments in Joint Ventures
-----------------------------

The Partnership had a 40% interest in a joint venture with Realmark Property Investors Limited Partnership (RPILP), an entity affiliated through common general partners. The venture was formed to own and operate an apartment complex, Carriage House of Englewood, Ohio. Since July 1996, when a plan to dispose of the venture's property was established, Carriage House had been carried at the lower of depreciated cost or fair value less costs to sell and was not depreciated. Carriage House was sold on March 1, 2001. While the venture recorded a net gain on the sale, the net proceeds were not sufficient to satisfy the liabilities related to the property. Therefore, the balance of the Partnership's investment in the venture, $74,813, was charged to equity in joint venture operations in the quarter ended March 31, 2001.

The Partnership has a 50% interest in Research Triangle Industrial Park Joint Venture with Realmark Property Investors Limited Partnership-II (RPILP-II), an entity affiliated through common general partners, owning the other 50%. The Venture owns and operates the Research Triangle Industrial Park West, an office/warehouse facility located in Durhan County, North Carolina. Summary financial information of the Venture follows:

                               Balance Sheet Information
                               -------------------------
                                                                               September 30,         December 31,
                                                                                   2002                  2001
                                                                            ------------------    -----------------
            Net property, held for sale                                     $       1,473,368            1,473,368
            Cash and equivalents                                                        6,633               55,158
            Escrow deposits                                                           907,891              876,539
            Other assets                                                              209,702              252,727
                                                                            ------------------    -----------------
                 Total assets                                               $       2,597,594            2,657,792
                                                                            ==================    =================
            Liabilities:
                 Mortgage loan payable                                              5,186,079            5,254,865
                 Accounts payable and accrued expenses                                 85,996              134,234
                                                                            ------------------    -----------------
                                                                                    5,272,075            5,389,099
                                                                            ------------------    -----------------
            Partners' deficit:
                 The Partnership                                                   (1,436,656)          (1,465,069)
                 RPILP - II                                                        (1,237,825)          (1,266,238)
                                                                            ------------------    -----------------
                                                                                   (2,674,481)          (2,731,307)
                                                                            ------------------    -----------------
                 Total liabilities and partners' deficit                    $       2,597,594            2,657,792
                                                                            ==================    =================

     Operating Information
     ---------------------
                                    Three months ended Sept 30,          Nine months ended Sept 30,
                                ----------------------------------    --------------------------------
                                    2002               2001               2002               2001
                                -------------     ----------------    -------------      -------------
Rental income                   $    236,943              218,620          598,589            655,860
Other                                  5,780               48,457          100,768            144,135
                                -------------     ----------------    -------------      -------------
     Total income                    242,723              267,077          699,357            799,995
                                -------------     ----------------    -------------      -------------
Property operating costs              59,203               31,570          139,496             90,731
Interest                             108,990              111,761          325,395            331,882
Administrative                        22,618               46,846           61,640            115,812
                                -------------     ----------------    -------------      -------------
     Total expenses                  190,811              190,177          526,531            538,425
                                -------------     ----------------    -------------      -------------
     Net income                 $     51,912               76,900          172,826            261,570
                                =============     ================    =============      =============
Allocation of net income:
     RPILP II                         25,956               38,450           86,413            130,785
     RPILP VI-A                       25,956               38,450           86,413            130,785
                                -------------     ----------------    -------------      -------------
                                $     51,912               76,900          172,826            261,570
                                =============     ================    =============      =============

Subsequent Event
----------------

In its December 31, 2001 Form 10-K and its March 31, 2002 and June 30, 2002 Form 10-Q, the Partnership reported the existence of a contingent $5,200,000 sales agreement covering one of its Properties, Countrybrook Estates. On October 31, 2002, the sale was consummated with an unaffiliated entity, Countrybrook Apartments, LLC, for cash of $5,140,000, resulting in a gain of approximately $1,020,000. After satisfaction of the $3,900,000 mortgage loan on the property and payment of closing costs, net cash proceeds available amounted to approximately $610,000 before satisfaction of any remaining obligations related to the property. All relevant comparisons and disclosures are made in the October 31, 2002 Form 8-K filed on November 13, 2002.

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

Although the Partnership sold one of its properties, it continued to have difficulties in the first nine months of 2002 generating sufficient funds to cover its cash obligations without relying on affiliates. The total amount payable to affiliates rose approximately $572,000 in the nine months ended September 30, 2002. There have been no distributions to the partners for at least the past six years.

The Partnership has entered into a contingent $5,100,000 sales agreement with an unaffiliated entity, for the sale of Stonegate Townhouses. This sale, if closed, will result in a gain of approximately $1,250,000 to the Partnership.

Results of Operations
---------------------

The Partnership's operations, excluding the operating accounts of Beaver Creek, produced an operating loss $302,000 and $753,000 for the three and nine months ended September 30, 2002, respectively. Comparable pro forma results for the same 2001 periods would be an operating loss of $251,000 and $564,000, respectively.

Rental income at the properties decreased approximately $272,000 for the first nine months. This is due mainly to increased vacancies at Pomeroy Park of $152,000, increased vacancies of $13,000 and increased concession of $32,000 at Stonegate, increased vacancies of $55,000 at Countrybrook, and increased vacancies of $60,000 offset by a $40,000 increase in gross market rent at Inducon Columbia. Other income increased $57,000 due to cleaning/damages fees and termination fees. Total expenses decreased $26,000 as a result of a decrease in property operations of $34,000, a decrease in interest expense of $17,000, an increase in other administrative expense of $15,000, and an increase in administrative expense to affiliates of $10,000. The decrease in property operations expense was due mainly to a decrease in utility costs offset by an increase in repairs, real estate taxes and insurance at the properties. The increase in other administrative was primarily attributable to an increase in advertising. The increase in administrative expense to affiliates was primarily for professional fees.

PART I - Item 3. Quantitative and Qualitative Disclosures About Market Risk
                 ----------------------------------------------------------

The Partnership's cash equivalents are short-term, interest-bearing bank accounts and its mortgage loans are fixed-rate. It has not entered into any derivative contracts. Therefore, it has no market risk exposure.

PART I - Item 4. Controls and Procedures
                 -----------------------

Within the 90 days prior to the filing date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Joseph M. Jayson (the Partnership's Individual General Partner and Principal Financial Officer), of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership (including its consolidated subsidiaries) required to be included in the Partnership's period SEC filings. There have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II - OTHER INFORMATION

Item 1.   Legal Proceeding
          ----------------

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership's settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2001. Subsequent to September 30, 2002, the court appointed a sales agent to work with the General Partners to continue to sell the Partnership's remaining properties.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits

         99.1 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 10-K

         The Partnership reported the sale of the Beaver Creek Apartment property under item 2 of Form 8-K, filed on September 12, 2002 and the sale of the Countrybrook Apartment property under item 2 of Form 8-K, filed on November 13, 2002.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - VIA



        November 14, 2002                  /s/ Joseph M. Jayson
        -----------------                  --------------------
               Date                        Joseph M. Jayson,
                                           Individual General Partner and
                                           Principal Financial Officer