Form 10-K
period 2002-12-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2003-03-31
CIK 822783

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

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

2350 North Forest Road
Suite 12-A
Getzville, New York 14068
-------------------------
(Address of Principal Executive Office)

Registrant's Telephone Number: (716) 636-9090
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                                                            Partnership Interest

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)


                       DOCUMENTS INCORPORATED BY REFERENCE
        See Item 15 for a list of all documents incorporated by reference

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

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2002 the Partnership, either directly or through a limited liability, wholly-owned subsidiary company, owned two apartment complexes totaling 360 units and an office complex consisting of three buildings with a combined 92,000 square feet of rentable space. The Partnership also has a 50% joint partner interest in Research Triangle Industrial Park Joint Venture, which owns an office/distribution facility in Raleigh, North Carolina. Additionally, the Partnership had a 40% joint partner interest in Realmark/Gold Key Associates, which owned the Carriage House of Englewood, Ohio apartment complex. The other interests in the ventures are owned by limited partnerships affiliated with the Partnership through common general partners. On March 1, 2001, the Carriage House property was sold. All of the other properties are currently being actively marketed for sale. On August 28, 2002 and October 31, 2002, the Partnership sold Beaver Creek and Countrybrook Estates, respectively, to unaffiliated entities. Refer to Item 7 and the notes to the financial statements for details of these transactions.

         In 2003, the Partnership entered into sales agreements with unaffiliated parties for the sale of the following:

                              Agreement            Sales         Approximate
   Property                      Date              Price         Taxable Gain
   --------                      ----              -----         ------------
Pomeroy Park               January 29, 2003    $ 3,425,000             665,000
Inducon Columbia           February 9, 2003      3,150,000                  --
                                               ===========       =============

         These sales, if closed, will result in the taxable gain identified above, however, this doesn't necessarily mean that cash proceeds would be available for distribution in an amount equal to the gain.

         It is anticipated that the Partnership will be entering into sales contracts in the near future (one to six months) which will be subject to sales conditions which are customary for sales contracts and there is no assurance that the sales will be consummated.

         The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the Partnership's properties are located. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenue or assets by geographic region, since, in management's view, such a presentation would not be significant to an understanding of the Partnership's business or financial results taken as a whole. As of December 31, 2002, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2002 were employees of the Corporate General Partner or its affiliates.

         The occupancy for each complex at December 31 was as follows:

           Property                        2002           2001           2000
           --------                        ----           ----           ----

Beaver Creek                                --             88%            98%
Countrybrook Estates                        --             78%            84%
Stonegate Townhouses                        94%            93%            95%
Pomeroy Park                                70%            74%            90%
Inducon Columbia                            91%            75%            78%
Carriage House of Englewood                 --             --             85%
Research Triangle                          100%           100%           100%

         The percent of total Partnership revenue generated by each complex for the last three years was as follows:
                                          2002            2001           2000
                                          ----            ----           ----

Beaver Creek                                8%            12%             10%
Countrybrook Estates                       25%            25%             28%
Stonegate Townhouses                       24%            23%             22%
Pomeroy Park                               28%            28%             26%
Inducon Columbia                           15%            12%             14%

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

ITEM 2:  PROPERTIES
------   ----------

         The following is a list of properties owned by the Partnership and its joint venture investees as of December 31, 2002:

Property Name
and Location                        General Character of Property                              Purchase Date
------------                        -----------------------------                              -------------
Stonegate Townhouses                130 unit apartment complex, securing an 8.43%                    1990
  Mobile,                           AL mortgage loan with a balance at December
                                    31, 2002 of $2,534,046, maturing in 2027.

Pomeroy Park                        230 unit apartment complex, securing a 12%                       1991
  Tulsa, OK                         mortgage loan with a balance at December 31,
                                    2002 of $1,767,862, maturing in 2003.

Inducon-Columbia                    An office complex consisting of three buildings with             1989
  Columbia, SC                      a combined 92,000 square feet of rentable space,
                                    securing a 7.86% mortgage loan with a balance at
                                    December 31, 2002 of $2,035,320, maturing in 2022

Research Triangle                   A 150,000 square foot office/warehouse financed with             1992
  Industrial Park                   a 8.06% having a balance of $5,161,824 at
  Raleigh, NC                       December 31, 2002.

ITEM 3:  LEGAL PROCEEDINGS
-------  -----------------

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

         o All of the Realmark Partnerships' properties be disposed of. The general partners will continue to have primary authority to dispose of the Partnerships' properties. If either (i) the general partners have not sold or contracted to sell 50% of the Partnerships' properties (by value) by April 2, 2002 or (ii) the general partners have not sold or contracted to sell 100% of the Partnerships' properties by September 29, 2002, then the primary authority to dispose of the Partnerships' properties will pass to a sales agent designated by plaintiffs' counsel and approved by the Court. On October 4, 2002, the Court appointed a sales agent to work with the general partners to continue to sell the Partnership's remaining properties.

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

ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ----------------------------------------------------

         None.
                                     PART II
                                     -------

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
-------  -------------------------------------------------------------

         There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2002, there were 1,630 record holders of units of limited partnership interest.

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

ITEM 6: SELECTED FINANCIAL DATA
------- -----------------------

                                                        At or for the years ended December 31,
                                   -------------------------------------------------------------------------
                                         2002            2001         2000            1999           1998
                                   -------------------------------------------------------------------------
Balance sheet data
Net rental property                  $ 8,073,296     12,905,193     12,902,052     13,350,614     14,015,558
Total assets                           9,196,400     13,826,176     13,885,786     14,444,783     15,106,049
Mortgage loans payable                 6,337,228     11,661,131     11,783,657     11,893,713     11,392,501
Partners' equity (deficit)               791,467        (26,884)       642,321      1,535,019      2,225,574
                                   =========================================================================
Operating data
Rental income                          3,250,092      3,935,066      4,016,788      4,112,626      3,873,839
Other income                             320,936        279,387        235,859        306,725        337,083
                                   -------------------------------------------------------------------------
Total revenue                          3,571,028      4,214,453      4,252,647      4,419,351      4,210,922
                                   -------------------------------------------------------------------------
Property operating costs               2,948,185      2,975,319      2,853,456      2,601,748      2,597,419
Depreciation                                  --             --        521,290        761,550        723,579
Interest expense                       1,039,007      1,129,347      1,151,708      1,141,622      1,214,669
Administrative expenses                  696,913        831,885        721,056        648,615        778,943
                                   -------------------------------------------------------------------------
Total expenses                         4,684,105      4,936,551      5,247,510      5,153,535      5,314,610
                                   -------------------------------------------------------------------------
Loss before gain on sale of
properties and equity in joint
venture operations                    (1,113,077)      (722,098)      (994,863)      (734,184)    (1,103,688)
Gain on sale of properties             1,797,168             --             --             --             --
Equity in joint venture operations       134,260         52,893        102,165         43,629       (111,443)
                                   -------------------------------------------------------------------------
Net income (loss)                    $   818,351       (669,205)      (892,698)      (690,555)    (1,215,131)
                                   =========================================================================
Cash flow data
Net cash provided (used) by:
Operating activities                    (860,011)       (63,983)       (71,141)      (451,048)       250,131
Investing activities                   6,381,641        103,443         62,272        233,394        138,113
Financing activities                  (5,323,903)      (122,526)      (110,056)       394,456       (300,693)
                                   -------------------------------------------------------------------------
Net increase (decrease) in cash
and equivalents                      $   197,727        (83,066)      (118,925)       176,802         87,551
                                   =========================================================================
Per limited partnership unit:
Net income (loss)                    $      3.90          (4.10)         (5.50)         (4.26)         (7.49)
                                   =========================================================================

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------- ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

Liquidity and Capital Resources
-------------------------------

         Effective January 1, 2001, the Partnership's four apartment complexes and commercial property (Inducon Columbia), have actively been marketed for sale. On August 28, 2002, the partnership sold Beaver Creek Apartments to an unaffiliated entity for cash of $2,320,000 and a $350,000 three-year promissory note from the purchaser, resulting in a net gain of $776,434. Additionally, on October 31, 2002 the Partnership sold Countrybrook Estates to an unaffiliated entity for $5,200,000. After satisfaction of the $3,900,000 mortgage loan on the property and payment of closing costs, the net gain amounted to approximately $1,020,000. There was no distribution in 2002, 2001 or 2000. In accordance with the settlement of the lawsuit (Item 3) it is anticipated that with the sale of the remaining properties, the Partnership may be in a position to make distributions to the limited partners. These distributions will be reduced by the amount of fees payable to the plaintiffs' legal counsel in connection with the settlement agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership's properties.

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

Results of Operations:
----------------------

         The results of operations of the Partnership for the year ended December 31, 2002, before equity in earnings from joint ventures and a gain on sale of properties, excluding Beaver Creek and Countrybrook (the "Sold Assets"), produced a net loss of $740,767. Effective January 1, 2001, management began formally marketing all properties in the Partnership for sale, therefore, the properties were not depreciated in 2002 and 2001. Excluding the Sold Assets and depreciation, the results of operations, before equity in earnings from joint ventures, were a net loss of $472,037 in 2001 and net loss of $473,573 in 2000.

         Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2002 as compared to 2001
------------------------

         Rental income at the properties, excluding Beaver Creek and Countrybrook (the "Sold Assets"), which were sold during the year 2002, decreased approximately 10% for the year ended December 31, 2002 as compared to 2001. Excluding the Sold Assets, rental income decreased approximately $251,000 for the same period. This was due mainly to increased vacancies at Pomeroy Park of $157,000, $19,000 at Stonegate Townhouses and $22,000 at Inducon Columbia, and increased concessions of $38,000 at Stonegate Townhouses.

         Excluding the Sold Assets, total expenses decreased $2,000 as property operation expenses increased $71,000, other administrative expenses decreased $67,000 and other expenses decreased $6,000. The increase in property operating costs was due mainly to an increase in repairs and insurance on all properties partially offset by decreases in utility costs The decrease in other administrative expenses was primarily attributable to an increase in advertising offset by a decrease in legal fees. The increase in administrative expense to affiliates was primarily for professional fees.

2001 as compared to 2000
------------------------

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

Joint Venture
-------------

         The Research Triangle Industrial Park Joint Venture experienced 100% occupancy in 2002. Its net income increased 5% for the year. Rental income increased approximately 8% in 2002 due to the sole tenant of Research Triangle renewing their lease. Total expenses increased 9% mainly due to legal fees and commissions from the lease renewal. Because the joint venture has had net income during each of the last three year, the Partnership's 50% equity has enabled the Partnership to receive cash distributions from the Venture of $108,000 in 2002, $104,500 in 2001, and $135,000 in 2000.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------- -------------------------------------------

        Listed under Item 15 of this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------- ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

        None

                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2002, are listed below. Each director is subject to election on an annual basis.

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

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 64, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in the real estate business for the last 40 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 40 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 21 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 62, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 31 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

ITEM 11: EXECUTIVE COMPENSATION
-------- ----------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2002. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in Item 13 hereof and in the notes to the consolidated financial statements.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 9,838.4 units of limited partnership interest amounting to approximately 6.2% of the Partnership interest at December 31, 2002. The general partners and the executive officers of the Corporate General Partners, as of December 31, 2002, owned 90 units of limited partnership interest. The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

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

ITEM 14: CONTROLS AND PROCEDURES
-------- -----------------------

         Within the 90 days prior to the filing date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Joseph M. Jayson (the Partnership's Individual General Partner and Principal Financial Officer), of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                                     PART IV
                                     -------

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
-------- ------------------------------------------------------------------

(a)      Consolidated Financial Statements                                             Page
         ---------------------------------                                             ----
         Independent Auditor's Report                                                   F-1
         Consolidated Balance Sheets as of December 31, 2002 and 2001                   F-2
         Consolidated Statements of Operations for the years ended
                  December 31, 2002, 2001 and 2000                                      F-3
         Consolidated Statements of Partners' Equity for the years
                  ended December 31, 2002, 2001 and 2000                                F-4
         Consolidated Statements of Cash Flows for the years ended
                  December 31, 2002, 2001 and 2000                                      F-5
         Notes to Consolidated Financial Statements                                     F-6

         FINANCIAL STATEMENT SCHEDULE
         ----------------------------

         (i)      Schedule III - Real Estate and Accumulated Depreciation               F-16

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)      Reports on Form 8-K
         -------------------

                  On November 13, 2002, the Partnership filed Form 8-K with the Securities and Exchange Commission which under Item 2 reported the sale, on October 31, 2002, of Countrybrook Estates. The property was sold to an unaffiliated entity, for $5,200,000, resulting in a net gain of approximately $1,020,000.

(c)      Exhibits
         --------

         2. Plan of acquisition, reorganization, arrangement, liquidation, or succession

                  (a) Stipulation of Settlement Agreement dated August 29, 2001 is incorporated herein by reference.

                  (b) Order and Final Judgment Approving Settlement and Awarding Fees and Expenses dated November 29, 2001 is incorporated herein by reference.

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

                  (b) Property sales agreements with unrelated third-parties included with the Partnership's reports on Form 8-K on September 12, 2002 and November 13, 2002 are incorporated herein by reference.

                  (c) Property sales agreements with unrelated third-parties dated January 29, 2003 and February 9, 2003 are filed herewith.

         99. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - VI A


By:      /s/ Joseph M. Jayson                                     March 31, 2003
         -----------------------------------                      --------------
         JOSEPH M. JAYSON,                                              Date
         Individual General Partner


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                                     March 31, 2003
         --------------------                                     --------------
         JOSEPH M. JAYSON,                                              Date
         President, Treasurer and Director


         /s/ Judith P. Jayson                                     March 31, 2003
         --------------------                                     --------------
         JUDITH P. JAYSON,                                              Date
         Vice President and Director

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph M Jayson, Individual General Partner and Principal Financial Officer of Realmark Property Investors Limited Partnership - VI A, hereby certify that:

      1. I have reviewed this annual report on Form 10-K of Realmark Property Investors Limited Partnership - VI A;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report;

      4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and I have:

         a. Designed such disclosure controls and procedures to ensure the material information relating to the Partnership, including its consolidated subsidiary, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

         b. Evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

      5. I have disclosed, based on my most recent evaluation, to the Partnership's auditors and the audit committee of the board of directors (or persons performing the equivalent function):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

      6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     March 31, 2003                              /s/ Joseph M. Jayson
     --------------                              --------------------
           Date                                  Joseph M. Jayson
                                                 Individual General Partner and
                                                 Principal Financial Officer

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

The Partners
Realmark Property Investors Limited
     Partnership - VI A:

We have audited the accompanying consolidated balance sheets of Realmark Property Investors Limited Partnership - VI A and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the general partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - VI A and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 10 to the consolidated financial statements, the Partnership settled a class and derivative lawsuit in which it was involved. As a result of this settlement, the Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take place within the next twelve months.




                                                     TOSKI, SCHAEFER & CO., P.C.
Williamsville, New York
March 25, 2003

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2002 and 2001

                           Assets                                            2002             2001
                           ------                                            ----             ----
Property and equipment, at cost, all held for sale:
     Land and improvements                                                $    957,776       2,159,398
     Buildings and improvements                                             11,569,936      17,472,132
     Furniture and equipment                                                   464,104       1,111,674
                                                                          ------------    ------------

                                                                            12,991,816      20,743,204
     Less accumulated depreciation                                           4,918,520       7,838,011
                                                                          ------------    ------------

                           Net property and equipment                        8,073,296      12,905,193

Cash and equivalents                                                           260,089          62,362
Note receivable                                                                348,234              --
Escrow deposits                                                                321,393         478,414
Deferred mortgage costs, net of accumulated amortization of
     $282,008 in 2002 and $348,660 in 2001                                     116,133         303,339
Other assets                                                                    77,255          76,868
                                                                          ------------    ------------

                           Total assets                                   $  9,196,400      13,826,176
                                                                          ============    ============

              Liabilities and Partners' Equity
              --------------------------------

Liabilities:
     Mortgage loans payable                                                  6,337,228      11,661,131
     Accounts payable and accrued expenses                                     371,557         634,972
     Accrued interest payable                                                   49,882         104,363
     Payable to affiliated parties                                           1,341,811       1,043,895
     Security deposits and prepaid rents                                       158,500         236,484
                                                                          ------------    ------------

                           Total liabilities                                 8,258,978      13,680,845
                                                                          ------------    ------------

Losses of unconsolidated joint ventures in excess of investment, net of unamortized excess purchase price of $137,463 in 2002
     and $146,663 in 2001                                                      145,955         172,215

Partners' equity (deficit):
     General partners                                                         (202,943)       (407,211)
     Limited partners                                                          994,410         380,327
                                                                          ------------    ------------

                           Total partners' equity (deficit)                    791,467         (26,884)
                                                                          ------------    ------------

                           Total liabilities and partners' equity         $  9,196,400      13,826,176
                                                                          ============    ============


See accompanying notes to consolidated financial statements

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years Ended December 31, 2002, 2001 and 2000

                                                                        2002            2001           2000
                                                                        ----            ----           ----
Income:
     Rental                                                          $ 3,250,092      3,935,066      4,016,788
     Interest and other income                                           320,936        279,387        235,859
                                                                     -----------    -----------    -----------

                           Total income                                3,571,028      4,214,453      4,252,647
                                                                     -----------    -----------    -----------
Expenses:
     Property operations                                               2,948,185      2,975,319      2,853,456
     Interest:
         Affiliated parties                                               89,661         28,227         44,101
         Other                                                           949,346      1,101,120      1,107,607
     Depreciation                                                             --             --        521,290
     Administrative:
         Affiliate parties                                               415,566        447,357        373,572
         Other                                                           281,347        384,528        347,484
                                                                     -----------    -----------    -----------

                           Total expenses                              4,684,105      4,936,551      5,247,510
                                                                     -----------    -----------    -----------

Loss before gain on sale of property and
     equity in earnings of joint ventures                             (1,113,077)      (722,098)      (994,863)

Gain on sale of property                                               1,797,168             --             --

Equity in earnings of joint ventures                                     134,260         52,893        102,165
                                                                     -----------    -----------    -----------

                           Net income (loss)                         $   818,351       (669,205)      (892,698)
                                                                     ===========    ===========    ===========


Net income (loss) per limited partnership unit                       $      3.90          (4.10)         (5.50)
                                                                     ===========    ===========    ===========


Weighted average number of limited partnership
     units outstanding                                                   157,378        157,378        157,378
                                                                     ===========    ===========    ===========


See accompanying notes to consolidated financial statements

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
                   Consolidated Statements of Partners' Equity
                  Years Ended December 31, 2002, 2001 and 2000

                                                             General        Limited Partners
                                                             Partners     Units          Amount
                                                             --------     -----          ------
Balances at December 31, 1999                                (355,728)      157,378    1,890,747

Net loss                                                      (26,781)           --     (865,917)
                                                           ----------    ----------   ----------

Balances at December 31, 2000                                (382,509)      157,378    1,024,830

Net loss                                                      (24,702)           --     (644,503)
                                                           ----------    ----------   ----------

Balances at December 31, 2001                                (407,211)      157,378      380,327

Net income                                                    204,268            --      614,083
                                                           ----------    ----------   ----------

Balances at December 31, 2002                              $ (202,943)      157,378      994,410
                                                           ==========    ==========   ==========















See accompanying notes to consolidated financial statements

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2002, 2001 and 2000

                                                                              2002            2001           2000
                                                                              ----            ----           ----
Cash flows from operating activities:
     Net income (loss)                                                    $   818,351       (669,205)      (892,698)
     Adjustments to reconcile net income (loss) to
         net cash used in operating activities:
              Depreciation and amortization                                    56,491         59,410        589,513
              Equity in earnings of joint ventures                           (134,260)       (54,977)      (102,165)
              Gain on sale of property                                     (1,797,168)            --             --
              Changes in:
                  Accounts receivable                                              --          6,325         (6,402)
                  Escrow deposits                                             106,303       (102,211)       (74,915)
                  Other assets                                                (35,706)        16,161          4,604
                  Accounts payable and accrued expenses                      (162,471)       134,931        231,620
                  Accrued interest payable                                    (37,381)         3,872           (926)
                  Payable to affiliated parties                               297,916        532,691        167,761
                  Security deposits and prepaid rents                          27,914          9,020         12,467
                                                                          -----------    -----------    -----------

                           Net cash used in operating
                               activities                                    (860,011)       (63,983)       (71,141)
                                                                          -----------    -----------    -----------

Cash flows from investing activities:
     Proceeds from sale of property                                         6,385,891             --             --
     Payments on note receivable                                                1,766             --             --
     Distributions received from joint venture                                108,000        106,584        135,000
     Additions to property and equipment                                     (114,016)        (3,141)       (72,728)
                                                                          -----------    -----------    -----------

                           Net cash provided by investing
                               activities                                   6,381,641        103,443         62,272
                                                                          -----------    -----------    -----------

Cash flows from financing activities - principal
     payments on mortgage loans                                            (5,323,903)      (122,526)      (110,056)
                                                                          -----------    -----------    -----------

Net increase (decrease) in cash and equivalents                               197,727        (83,066)      (118,925)

Cash and equivalents at beginning of year                                      62,362        145,428        264,353
                                                                          -----------    -----------    -----------

Cash and equivalents at end of year                                       $   260,089         62,362        145,428
                                                                          ===========    ===========    ===========


Supplemental disclosure of cash flow information:

     Cash paid for interest                                               $   929,027      1,033,515      1,041,001
                                                                          ===========    ===========    ===========

     Note receivable issued for sale of property                          $   350,000             --             --
                                                                          ===========    ===========    ===========

See accompanying notes to consolidated financial statements

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000


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

(2)  Summary of Significant Accounting Policies
-----------------------------------------------

     (a) Basis of Accounting and Consolidation
     -----------------------------------------

         The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Partnership and its four subsidiaries, that are wholly-owned:

              (1) Realmark - Columbia, LLC that owns Inducon-Columbia, a three building office complex in Columbia, South Carolina, acquired in 1989 and 1991 for $4,670,991.
              (2) Realmark - Beaver, LLC that owns Beaver Creek, an 80 unit apartment complex located in Monaca, Pennsylvania, acquired in 1989 for $1,879,943 and sold in 2002.
              (3) Realmark - Countrybrook, LLC that owns Countrybrook Estates, a
                  240 unit apartment complex located in Louisville, Kentucky, acquired in 1989 for $5,670,984 and sold in 2002.
              (4) Realmark - Stonegate, LLC that owns Stonegate, a 130 unit apartment complex located in Mobile, Alabama, acquired in 1990 for $4,145,367.

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

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued
----------------------------------------------------------

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

         The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2002, no impairment in value has been recognized.

         The Partnership and its ventures' policy is to consider a property to be held for sale or disposition when the Partnership or venture has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership or venture has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. Any properties identified as "held for sale or disposition" are no longer depreciated. All the properties were held for sale in 2002 and 2001.

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

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued
----------------------------------------------------------

     (g) Rental Income
     -----------------

         Rental income is recognized as earned according to the terms of the leases. Leases for residential properties are generally for periods of one year or less, payable monthly. Commercial leases are generally for periods of one to five years. Delinquent residential property rent is not recorded.

     (h) Per Unit Data
     -----------------

         Per limited partnership unit data is based on the weighted average number of limited partnership units outstanding for the year.

     (i) Fair Value of Financial Instruments
     ---------------------------------------

         The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2002.

     (j) Income Allocation and Distributable Cash Flow
     -------------------------------------------------

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

         The partnership agreement also provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (note 10), it is anticipated that there will be no future distributions of net cash flow from operations. Sale or refinancing proceeds are distributed to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the limited partners. There were no distributions to partners made in 2002, 2001 or 2000.

     (k) Income Taxes
     ----------------

         No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2002, net assets for financial reporting purposes were $1,059,000 less than the tax bases of the net assets.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued
----------------------------------------------------------

     (l) Segment Information
     -----------------------

         The Partnership's operating segments all involve the ownership and operation of income-producing real property, and are aggregated into one reporting segment.

     (m) Recent Pronouncements
     -------------------------

         In June 2001, the Financial Accounting Standards Board (FASB) issued
              Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." Under SFAS No. 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB
              Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates extraordinary accounting treatment for reporting a gain or loss on debt extinguishments and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, and describe applicability under changed conditions. Debt extinguishments reported as extraordinary items prior to scheduled adoption of SFAS No. 145 would be reclassified in most cases following adoption. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs
              Associated with Exit or Disposal Activities." SFAS No. 146 requires the recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS No. 146 is effective for fiscal years beginning after December 31, 2002.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for
              Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

         The Partnership does not believe that these pronouncements will have a material impact on its financial position, cash flows, or results of operations.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(3)  Investments in Real Estate
-------------------------------

     On January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes the accounting and reporting standards for the impairment or disposal of long-lived assets by requiring those assets to be measured at the lower of depreciated cost or fair value less selling costs, whether reported on continuing operations or in discontinued operations. This standard does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121. The adoption of this standard did not have a material effect on the Partnership's consolidated financial position or results of operations for the year ended December 31, 2002.

     On October 31, 2002, the Partnership sold Countrybrook Estates to an unaffiliated entity for $5,200,000 and recognized a related gain on the sale amounting to $1,020,734.

     On August 28, 2002 the Partnership sold Beaver Creek Apartments to an unaffiliated entity for cash of $2,320,000 and a $350,000 note from the purchaser (note 4), and recognized a related gain on the sale amounting to $776,434.

     All of the properties were classified as property held for sale prior to the adoption of SFAS No. 144 and continue to be actively marketed for sale. Accordingly, their results of operations have been recorded in continuing operations.

     The carrying value of the assets as of December 31, 2002, and the properties net income or loss and depreciation expense not recorded for the year ended December 31, 2002 are as follows:

                                                                   Depreciation
                                 Carrying value      Net income     expense not
                 Property           of assets          (loss)        recorded
                 --------           ---------          ------        --------

         Inducon - Columbia         2,832,038           20,840        143,253
         Stonegate Townhouses       2,649,153          (11,843)       163,438
         Pomeroy Park               2,592,105         (361,955)       113,767
                                    =========          =======        =======

(4) Note Receivable
-------------------

     In connection with the sale of Beaver Creek Apartments on August 28, 2002, the Partnership received a note from the purchaser amounting to $350,000. The note is secured by a second mortgage on Beaver Creek Apartments and a first mortgage on a home in Beaver, Pennsylvania. The first $250,000 of the note bears interest at the rate of 7.5% annually and is payable in monthly installments of $2,000 through August 28, 2005, at which time the remaining unpaid principal and any accrued interest are due and payable. The remaining $100,000 of the note is non-interest bearing and is due on August 28, 2005. However, the payment of the $100,000 may be extended for up to 2 years by the purchaser. If extended, the $100,000 of the note will bear interest at 7.5% annually.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(5)  Mortgage Loans Payable
---------------------------

     Mortgage loans payable are as follows:

                                                                          Total                 Balance
                                          Interest                       monthly              December 31,
         Property collateral                rate         Maturity        payment         2002               2001
         -------------------                ----         --------        -------         ----               ----
         Countrybrook Estates              7.89%            2029        $ 29,044      $        --         3,930,585
         Inducon - Columbia                7.86%            2022          16,787        2,035,320         2,072,788
         Stonegate Townhouses              8.43%            2027          20,207        2,534,046         2,558,790
         Beaver Creek                      8.23%            2027          10,137               --         1,304,209
         Pomeroy Park                     12.00%            2003          19,750        1,767,862         1,794,759
                                                                        ========      -----------       -----------
                                                                                      $ 6,337,228        11,661,131
                                                                                      ===========       ===========

     The aggregate maturities of the mortgages for each of the five years following 2002 and thereafter, assuming principal payments will not be accelerated, are as follows:

                           2003                                $   1,840,708
                           2004                                       78,969
                           2005                                       85,608
                           2006                                       92,807
                           2007                                      100,611
                           Thereafter                              4,138,525
                                                               -------------

                                                               $   6,337,228
                                                               =============

(6)  Related Party Transactions
-------------------------------

     The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                                      2002              2001              2000
                                                                      ----              ----              ----
         Property management fees based on a percent-
              age (generally 5%) of rental income                  $  165,912          190,803           198,353

         Reimbursement for cost of services to the Partnership
              that include investor relations, marketing of
              properties, professional fees, communications,
              supplies, accounting, printing, postage and
              other items                                             249,654          256,554           175,219
                                                                   ----------          -------           -------

                                                                   $  415,566          447,357           373,572
                                                                   ==========          =======           =======

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

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(6)  Related Party Transactions, Continued
------------------------------------------

     Property Disposition Fees
     -------------------------

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

(7)  Investments in Joint Ventures
----------------------------------

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

     Summary financial information for the Venture follows:

                            Balance Sheet Information
                            -------------------------

                                                                    December 31,
                  Assets                                       2002             2001
                  ------                                       ----             ----
Property, net of accumulated depreciation                  $ 1,473,368         1,473,368
Cash and equivalents                                            34,606            55,158
Escrow deposits                                                861,615           876,539
Other assets                                                   272,481           252,727
                                                           -----------        ----------

              Total assets                                 $ 2,642,070         2,657,792
                                                           ===========        ==========

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(7)  Investments in Joint Ventures, Continued
---------------------------------------------

                                                                                   December 31,
                                                                                   ------------
              Liabilities and Partners' Deficit                               2002             2001
              ---------------------------------                               ----             ----
Liabilities:
     Mortgage loan payable                                                 $ 5,161,824      5,254,865
     Accounts payable and accrued expenses                                     140,633        134,234
                                                                           -----------    -----------

              Total liabilities                                              5,302,457      5,389,099
                                                                           -----------    -----------

Partners' deficit:
     The Partnership                                                        (1,429,609)    (1,465,069)
     RPILP-II                                                               (1,230,778)    (1,266,238)
                                                                           -----------    -----------

                           Total partners' deficit                          (2,660,387)    (2,731,307)
                                                                           -----------    -----------

                           Total liabilities and partners' deficit         $ 2,642,070      2,657,792
                                                                           ===========    ===========

                              Operating Information
                              ---------------------

                                                                           Years ended December 31,
                                                                           ------------------------
                                                                         2002        2001        2000
                                                                         ----        ----        ----
Income:
     Rental                                                            $ 975,220     899,322   1,026,251
     Other                                                                 5,335      11,812      13,456
                                                                       ---------   ---------   ---------

                           Total income                                  980,555     911,134   1,039,707
                                                                       ---------   ---------   ---------
Expenses:
     Property operations                                                 178,923     127,047     133,400
     Interest                                                            433,798     442,817     450,766
     Depreciation                                                             --          --     100,518
     Administrative:
         Affiliated parties                                               54,867      47,449      67,413
         Other                                                            26,047      20,009      10,992
                                                                       ---------   ---------   ---------

                           Total expenses                                693,635     637,322     763,089
                                                                       ---------   ---------   ---------

                           Net income                                  $ 286,920     273,812     276,618
                                                                       =========   =========   =========

Allocation of net income:
     The Partnership                                                     143,460     136,906     138,309
     RPILP-II                                                            143,460     136,906     138,309
                                                                       ---------   ---------   ---------

                           Total                                       $ 286,920     273,812     276,618
                                                                       =========   =========   =========

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(7)  Investments in Joint Ventures, Continued
---------------------------------------------

A reconciliation of the Partnership's investment in the Research Triangle Joint
     Venture is as follows:

                                                                       2002         2001          2000
                                                                       ----         ----          ----
Investment in joint venture at beginning of year                     $(172,215)    (195,421)    (189,530)
Distributions from joint venture                                      (108,000)    (104,500)    (135,000)
Amortization of excess purchase price                                   (9,200)      (9,200)      (9,200)
Allocation of net income                                               143,460      136,906      138,309
                                                                     ---------    ---------    ---------
Losses in excess of investment in joint venture
     at end of year                                                  $(145,955)    (172,215)    (195,421)
                                                                     =========    =========    =========

(8)  Leases (Lessee)
--------------------

     In connection with the development of property in Columbia, South
         Carolina, the Partnership entered into an operating lease with the Richland-Lexington Airport District for a period of sixty years, at $89,000 per year. In August of 2002, the lease was renegotiated with terms to recover amounts owing from 2001. The base amount of monthly rent was reduced to $58,760 per year. The amended lease provides that effective January 1, 2007 and each successive five year period throughout the remainder of the agreement, the rental rate shall increase by 5%. The lease covers nine acres located within the boundaries of the Columbia Metropolitan Airport in an area designated as a Foreign Trade Zone. The lease agreement includes an option to lease 5.5 acres of land. The terms of the lease agreement allow for the lessor to cancel the lease if the lessee (the Partnership) fails to make payment of the agreed upon rental within 30 days after receipt of written notice from the lessor that the rental payment is past due.

(9)  Leases (Lessor)
--------------------

     In connection with the Inducon - Columbia property, the Partnership has entered into commercial lease agreements with terms from one to five years. Minimum future rentals to be received in the future under noncancelable operating leases are as follows:

                           Year                                Amount
                           ----                                ------

                           2003                             $   531,407
                           2004                                 507,900
                           2005                                 440,353
                           2006                                 358,771
                           2007                                 267,354
                                                            ===========

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(10)  Settlement of Lawsuit
---------------------------

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

      On August 29, 2001, the parties entered into a Stipulation of Settlement
         (the "Settlement"). On October 4, 2001, the Court issued an "Order Preliminarily Approving Settlement" (the "Hearing Order") and on November 29, 2001, the court issued an "Order and Final Judgment Approving Settlement and Awarding Fees and Expenses" and dismissing the complaints with predjudice. The Settlement provided, among other things, that:

         o The payable to the general partners and/or their affiliates by Realmark Property Investors Limited Partnership VI - A at March 31, 2001, in the amount of $481,598, cease to accrue interest.

         o All of the Realmark Partnerships' properties be disposed of. The general partners will continue to have primary authority to dispose of the Partnerships' properties. If either (i) the general partners have not sold or contracted to sell 50% of the Partnerships' properties (by value) by April 2, 2002 or (ii) the general partners have not sold or contracted to sell 100% of the Partnerships' properties by September 29, 2002, then the primary authority to dispose of the Partnerships' properties will pass to a sales agent designated by plaintiffs' counsel and approved by the Court. On October 4, 2002, the Court appointed a sales agent to work with the general partners to continue to sell the Partnerships' remaining properties.

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

(11)  Subsequent Events
-----------------------

      In 2003, the Partnership entered into sales agreements with unaffiliated parties for the sale of the following:

                                    Agreement           Sales       Approximate
             Property                 Date              Price       Taxable Gain
             --------                 ----              -----       ------------

         Pomeroy Park           January 29, 2003     $ 3,425,000        665,000
         Inducon - Columbia     February 9, 2003       3,150,000             --
                                                     ===========    ============

                                                                                                          Schedule III
                                                                                                          ------------
             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
                    Real Estate and Accumulated Depreciation
                                December 31, 2002



                                                                                  Gross amounts at which
                                                                                Carried at Close of period
                                      Initial Cost to             Cost          --------------------------
                                        Partnership           capitalized                 Buildings
 Property                        --------------------------  subsequent to   Land and        and                  Accumulated
Description        Encumbrances      Land       Buildings     acquisition  improvements  improvements    Total    depreciation
-----------        ------------  ------------  ------------   -----------  ------------  ------------    -----    ------------
Stonegate
   Mobile, AL         2,534,046     419,544      3,487,160      323,856       427,494     3,803,066     4,230,560   1,581,407

Pomeroy Park
   Tulsa, OK          1,767,862     525,000      2,304,303      615,575       525,000     2,919,878     3,444,878     855,118

Inducon-Columbia
   Columbia, SC       2,035,320          --      1,503,710    3,348,564         5,282     4,846,990     4,852,274   2,020,234
                   ------------     -------      ---------    ---------       -------    ----------    ----------   ---------

                   $  6,337,228     944,544      7,295,173    4,287,995       957,776    11,569,936    12,527,712   4,456,759
                   ============     =======      =========    =========       =======    ==========    ==========   =========
Research Triangle
   J. V.
   Raleigh, NC     $  5,161,824     338,112      4,920,738        9,329       338,112     4,930,067     5,268,179   3,794,811
                   ============     =======      =========    =========       =======    ==========    ==========   =========

(RESTUBBED TABLE)

                                                       Life
                                                     on which
                                                   depreciation
                                                     in latest
                               Date                 statement of
                                of         Date     operations
                           construction  acquired   is computed
                           ------------  --------   -----------
Stonegate
   Mobile, AL                 1985         3/90          -- *

Pomeroy Park
   Tulsa, OK                  1970         3/91          -- *

Inducon-Columbia
   Columbia, SC               1989         5/89          -- *
                              ====         ====          ====
Research Triangle
   J. V.
   Raleigh, NC                1983         8/92          -- *
                              ====         ====          ====

* In accordance with Statement of Financial Accounting Standards No. 144, no depreciation was recorded during the disposal period January 1, 2002 through December 31, 2002.
                                      F-16


                                                                                                  Schedule III, Cont.
                                                                                                  -------------------

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                    Real Estate and Accumulated Depreciation
                        December 31, 2002, 2001 and 2000

(1) Cost for Federal income tax purposes of Partnership properties is $12,527,712.

(2) A reconciliation of the carrying amount of land and buildings as of December 31, 2002, 2001 and 2000 is as follows:

                                                                                Partnership Properties
                                                                                ----------------------
                                                                       2002             2001              2000
                                                                       ----             ----              ----
         Balance at beginning of year                               $ 19,631,530       19,631,530        19,563,640
         Additions                                                       114,016               --            67,890
         Dispositions (6)                                              7,217,834               --                --
                                                                    ------------     ------------      ------------

         Balance at end of year                                     $ 12,527,712       19,631,530        19,631,530
                                                                    ============     ============      ============

                                                                               Joint Venture Properties
                                                                               ------------------------
                                                                       2002             2001              2000
                                                                       ----             ----              ----
         Balance at beginning of year                               $  5,268,179        8,131,032         8,123,502
         Additions                                                            --               --             7,530
         Dispositions (5)                                                     --        2,862,853                --
                                                                    ------------     ------------       -----------

         Balance at end of year                                     $  5,268,179        5,268,179         8,131,032
                                                                    ============     ============       ===========

(3) A reconciliation of accumulated depreciation for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                                               Partnership Properties
                                                                               ----------------------
                                                                       2002             2001              2000
                                                                       ----             ----              ----
         Balance at beginning of year                               $  6,735,316        6,735,316         6,214,453
         Depreciation expense                                                 --               --           520,563
         Dispositions (6)                                              2,278,557               --                --
                                                                    ------------     ------------       -----------

         Balance at end of year (4)                                 $  4,456,759        6,735,316         6,735,316
                                                                    ============     ============       ===========

                                                                               Joint Venture Properties
                                                                               ------------------------
                                                                       2002             2001              2000
                                                                       ----             ----              ----
         Balance at beginning of year                               $  3,794,811        5,391,388         5,290,870
         Depreciation expense                                                 --               --           100,518
         Dispositions (5)                                                     --        1,596,577                --
                                                                    ------------     ------------       -----------

         Balance at end of year (4)                                 $  3,794,811        3,794,811         5,391,388
                                                                    ============     ============       ===========

(4) Balance applies entirely to buildings and improvements.
(5) Sale of Carriage House of Englewood Apartments in 2001.
(6) Sale of Countrybrook Estates and Beaver Creek Apartments in 2002.
                                      F-17