Form 10-Q
period 2003-03-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2003-05-15
CIK 822783

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2003

Commission File Number: 0-17466


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


2350 North Forest Road, Suite 12A, Getzville, New York 14068
------------------------------------------------------------
(Address of principal executive offices)

(716) 636-0280
--------------
(Registrant's telephone number)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements
----------------------------

                      Condensed Consolidated Balance Sheets
                      -------------------------------------


                                                                                (Unaudited)
                                                                                 March 31,         December 31,
                                                                                   2003                2002
                                                                             ----------------    ---------------
                     Assets
--------------------------------------------------
Property and equipment, all held for sale                                    $     12,997,948         12,991,816
Less accumulated depreciation                                                       4,918,520          4,918,520
                                                                             ----------------    ---------------
                                                                                    8,079,428          8,073,296
Cash and equivalents                                                                  118,790            260,089
Note receivable                                                                       346,879            348,234
Other assets                                                                          558,407            514,781
                                                                             ----------------    ---------------
     Total assets                                                            $      9,103,504          9,196,400
                                                                             ================    ===============

          Liabilities and Partners' Equity
--------------------------------------------------
Mortgage loans payable                                                              6,313,322          6,337,228
Accounts payable and accrued expenses                                                 412,609            421,439
Payable to affiliates                                                               1,376,708          1,341,811
Other liabilities                                                                     158,318            158,500
Equity in losses of unconsolidated joint venture
     in excess of investment                                                          150,417            145,955
Partners' equity                                                                      692,130            791,467
                                                                             ----------------    ---------------
     Total liabilities and partners' equity                                  $      9,103,504          9,196,400
                                                                             ================    ===============

                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------
                                   (Unaudited)
                                                                                 Three months ended March 31,
                                                                             -----------------------------------
                                                                                   2003                2002
                                                                             ----------------    ---------------
Rental income                                                                $        547,706            913,053
Other income                                                                           73,409             83,730
                                                                             ----------------    ---------------
     Total income                                                                     621,115            996,783
                                                                             ----------------    ---------------
Property operating costs                                                              424,232            706,185
Administrative expense - affiliates                                                    75,038            109,356
Other administrative expense                                                           69,227             60,684
Interest                                                                              190,493            284,145
                                                                             ----------------    ---------------
     Total expenses                                                                   758,990          1,160,370
                                                                             ----------------    ---------------
Loss before equity in earnings of joint venture                                      (137,875)          (163,587)
Equity in earnings of joint venture                                                    38,538             24,137
                                                                             ----------------    ---------------
     Net loss                                                                $        (99,337)          (139,450)
                                                                             ================    ===============
Net loss per limited partnership unit                                        $          (0.61)             (0.86)
                                                                             ================    ===============
Weighted average limited partnership units outstanding                                157,378            157,378
                                                                             ================    ===============

                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------
                                   (Unaudited)
                                                                                 Three months ended March 31,
                                                                             ------------------------------------
                                                                                   2003                2002
                                                                             ----------------    ----------------
Cash provided (used) by:
Operating activities:
     Net loss:                                                               $        (99,337)           (139,450)
     Adjustments - other, principally changes
          in other assets and liabilities                                             (56,279)            240,813
                                                                             ----------------    ----------------
          Net cash provided (used) by operating activities                           (155,616)            101,363
                                                                             ----------------    ----------------
Investing activities:
     Distributions from joint venture                                                  43,000              33,000
     Payments on note receivable                                                        1,355                  --
     Additions to property and equipment                                               (6,132)                 --
                                                                             ----------------    ----------------
          Net cash provided by investing activities                                    38,223              33,000
                                                                             ----------------    ----------------
Financing activities - principal payments on mortgage loans                           (23,906)            (35,907)
                                                                             ----------------    ----------------
Net increase (decrease) in cash and equivalents                                      (141,299)             98,456
Cash and equivalents at beginning of period                                           260,089              62,362
                                                                             ----------------    ----------------
Cash and equivalents at end of period                                        $        118,790             160,818
                                                                             ================    ================

                   Notes to Consolidated Financial Statements
                   Three months ended March 31, 2003 and 2002
                                   (Unaudited)
Organization
------------

Realmark Property Investors Limited Partnership - VI A (the Partnership), a Delaware limited partnership, was formed on September 21, 1987, to invest in a diversified portfolio of income-producing real estate investments. The general partners are Realmark Properties, Inc. (the corporate general partner) and Joseph M. Jayson (the individual general partner). Joseph M. Jayson is the sole shareholder of J.M. Jayson & Company, Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc. Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership.

Basis of Presentation
---------------------

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The Partnership's significant accounting policies are set forth in its December 31, 2002 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment
----------------------

At March 31, 2003, the Partnership owned and operated two apartment complexes and one commercial property. It also has interests in a joint venture, as described below. All of the Partnership and venture properties are being marketed for sale, and, therefore, are not depreciated. Depreciation expense not recorded for the three month periods ended March 31, 2003 and 2002 was approximately $105,000 and $168,000, respectively. As previously reported in the Partnership's December 31, 2002 Form 10-K, the Partnership has entered into sales agreements with unaffiliated entities, for the sale of Pomeroy Park and Inducon Columbia. These sales, if closed, will result in an aggregate gain of approximately $665,000 to the Partnership.

Investment in Joint Ventures
----------------------------

The Partnership has a 50% interest in Research Triangle Industrial Park Joint Venture with Realmark Property Investors Limited Partnership - II (RPILP - II), an entity affiliated through common general partners, owning the other 50%. The Venture owns and operates the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina. Summary financial information of the Venture follows.

                            Balance Sheet Information
                            -------------------------
                                                                              March 31,             December 31,
                                                                                2003                   2002
                                                                           ---------------       ----------------
     Net property, held for sale                                           $     1,473,368              1,473,368
     Cash and equivalents                                                            9,966                 34,606
     Escrow deposits                                                               838,513                861,615
     Other assets                                                                  275,495                272,481
                                                                           ---------------       ----------------
          Total assets                                                     $     2,597,342              2,642,070
                                                                           ===============       ================
     Liabilities:
          Mortgage loan payable                                                  5,135,938              5,161,824
          Accounts payable and accrued expenses                                    126,115                140,633
                                                                           ---------------       ----------------
                                                                                 5,262,053              5,302,457
                                                                           ---------------       ----------------
     Partners' deficit:
          The Partnership                                                       (1,431,771)            (1,429,609)
          RPILP - II                                                            (1,232,940)            (1,230,778)
                                                                           ---------------       ----------------
                                                                                (2,664,711)            (2,660,387)
                                                                           ---------------       ----------------
          Total liabilities and partners' deficit                          $     2,597,342              2,642,070
                                                                           ===============       ================

                              Operating Information
                              ---------------------
                                                                                Three months ended March 31,
                                                                           --------------------------------------
                                                                                2003                   2002
                                                                           ---------------       ----------------
     Rental income                                                         $       199,500                161,739
     Other                                                                          47,944                 47,705
                                                                           ---------------       ----------------
          Total income                                                             247,444                209,444
                                                                           ---------------       ----------------
     Property operating costs                                                       42,096                 38,260
     Interest                                                                      106,293                108,129
     Administrative                                                                 17,379                 10,181
                                                                           ---------------       ----------------
          Total expenses                                                           165,768                156,570
                                                                           ---------------       ----------------
          Net income                                                       $        81,676                 52,874
                                                                           ===============       ================
     Allocation of net income:
          The Partnership                                                           40,838                 26,437
          RPILP - II                                                                40,838                 26,437
                                                                           ---------------       ----------------
                                                                           $        81,676                 52,874
                                                                           ===============       ================

Current Accounting Pronouncements
---------------------------------

Statements of Financial Accounting Standards Nos. 145, 146, 147, and 148 which concern accounting for gains and losses from the extinguishments of debt, exit or disposal activities, acquisitions of certain financial institutions, and accounting for stock-based compensation, respectively, became effective for the Partnership on January 1, 2003 and did not have any effect on the Partnership's consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of variable Interest Entities." The Partnership does not believe that this Interpretation will have a material impact on its consolidated financial statements.

PART I - Item 2. Management's Discussion and Analysis of Financial Condition
----------------------------------------------------------------------------
and Results of Operations
-------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. Although the Partnership sold two of its properties (Beaver Creek and Countrybrook) during 2002, it continued to have difficulties in the first three months of 2003 generating sufficient funds to cover its cash obligations without relying on affiliate borrowings. The total amount payable to affiliates increased approximately $35,000 during the three months ended March 31, 2003. There have been no distributions to the partners for at least the past six years. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining properties, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

The Partnership's operations produced an operating loss of approximately $138,000 for the three months ended March 31, 2003. Comparable pro forma results for the same 2002 period (excluding Beaver Creek and Countrybrook) would be an operating loss of $114,000.

Income at the properties (excluding Beaver Creek and Countrybrook) increased approximately $30,000 for the first three months of 2003 as compared to 2002. This was due mainly to decreased vacancies at Inducon Columbia of $33,000 and Stonegate of $1,000, offset by increased vacancies at Pomeroy Park of $7,000. Property operating costs (excluding Beaver Creek and Countrybrook) increased $15,000 mainly due to an increase in utility costs, real estate taxes and insurance at all properties. The $29,000 increase in other administrative expenses (excluding Beaver Creek and Countrybrook) was primarily attributable to an increase in legal fees. The $14,000 decrease in administrative expense to affiliates was primarily due to a decrease in professional fees.

PART I - Item 3. Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------------------

The Partnership invests only in short term money market instruments, in amounts in excess of daily working cash requirements. The rates of earnings on those investments increase or decrease in line with the general movement of interest rates. The mortgage loan on the Partnership's property is fixed rate and therefore, is not subject to market risk.

PART I - Item 4. Controls and Procedures
----------------------------------------

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

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
-------------------------

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership's settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2002.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a) Exhibits

             99. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

         (b) Reports on Form 8-K

             None.


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - VI A



      May 15, 2003                          /s/ Joseph M. Jayson
      ------------                          ------------------------------
          Date                              Joseph M. Jayson,
                                            Individual General Partner and
                                            Principal Financial Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph M. Jayson, Individual General Partner and Principal Financial Officer of Realmark Property Investors Limited Partnership - VI A, hereby certify that:

         1. I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2003 of Realmark Property Investors Limited Partnership - VI A;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and I have:

            a. Designed such disclosure controls and procedures to ensure the material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report was being prepared;

            b. Evaluated the effectiveness of the Partnership disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

         5. I have disclosed, based on my most recent evaluation, to the Partnership's auditors and to the board of directors of the Corporate General Partner:

            a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

            b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

         6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

              May 15, 2003                        /s/ Joseph M. Jayson
              ------------                        ------------------------------
                  Date                            Joseph M. Jayson,
                                                  Individual General Partner and
                                                  Principal Financial Officer
                                       7