Form 10-Q
period 2003-06-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2003-08-14
CIK 822783

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2003
                                                 -------------

                        Commission File Number: 0-17466
                                                -------

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

                                         Condensed Consolidated Balance Sheets
                                         -------------------------------------
                                                                                   (Unaudited)
                                                                                    June 30,            December 31,
                                                                                      2003                  2002
                                                                                ------------------   -------------------
                     Assets
--------------------------------------------------
Property and equipment, all held for sale                                       $       9,413,964            12,991,816
Less accumulated depreciation                                                           3,926,642             4,918,520
                                                                                ------------------   -------------------
                                                                                        5,487,322             8,073,296
Cash and equivalents                                                                    1,070,448               260,089
Note receivable                                                                           345,500               348,234
Other assets                                                                              598,355               514,781
                                                                                ------------------   -------------------
     Total assets                                                               $       7,501,625             9,196,400
                                                                                ==================   ===================

        Liabilities and Partners' Equity
--------------------------------------------------
Mortgage loans payable                                                                  4,535,783             6,337,228
Accounts payable and accrued expenses                                                     368,968               421,439
Payable to affiliates                                                                     799,072             1,341,811
Other liabilities                                                                          59,807               158,500
Equity in losses of unconsolidated joint venture
     in excess of investment                                                              136,505               145,955
Partners' equity                                                                        1,601,490               791,467
                                                                                ------------------   -------------------
     Total liabilities and partners' equity                                     $       7,501,625             9,196,400
                                                                                ==================   ===================

                                               Condensed Consolidated Statements of Operations
                                               -----------------------------------------------
                                                                (Unaudited)

                                                         Three months ended June 30,         Six months ended June 30,
                                                     ---------------------------------- ----------------------------------
                                                           2003             2002              2003             2002
                                                     ----------------- ---------------- ----------------- ----------------
Rental income                                         $       598,266          873,395         1,145,972        1,786,448
Other income                                                  119,376          101,637           192,785          185,367
                                                     ----------------- ---------------- ----------------- ----------------
     Total income                                             717,642          975,032         1,338,757        1,971,815
                                                     ----------------- ---------------- ----------------- ----------------
Property operating costs                                      450,248          798,028           874,480        1,504,213
Administrative expense - affiliates                            70,262          110,648           145,300          220,004
Other administrative expense                                   60,253          132,324           129,480          193,008
Interest                                                      174,522          272,755           365,015          556,900
                                                     ----------------- ---------------- ----------------- ----------------
     Total expenses                                           755,285        1,313,755         1,514,275        2,474,125
                                                     ----------------- ---------------- ----------------- ----------------
Loss before equity in joint venture and gain
     on sale of property                                      (37,643)        (338,723)         (175,518)        (502,310)
Equity in earnings of joint venture                            22,912           31,720            61,450           55,857
Gain on sale of property                                      924,091                -           924,091                -
                                                     ----------------- ---------------- ----------------- ----------------
     Net income (loss)                                $       909,360         (307,003)          810,023         (446,453)
                                                     ================= ================ ================= ================
Net income (loss) per limited partnership unit        $          5.02            (1.89)             4.41            (2.75)
                                                     ================= ================ ================= ================
Weighted average limited partnership units
     outstanding                                              157,378          157,378           157,378          157,378
                                                     ================= ================ ================= ================

                                     Condensed Consolidated Statements of Cash Flows
                                     -----------------------------------------------
                                                       (Unaudited)
                                                                                          Six months ended June 30,
                                                                                    ---------------------------------------
                                                                                           2003                 2002
                                                                                    -------------------   -----------------
Cash provided (used) by:
Operating activities:
     Net income (loss)                                                              $          810,023            (446,453)
     Adjustments:
        Gain on sale of property                                                              (924,091)                  -
        Other, principally changes in other assets and liabilities                             (36,336)            526,644
                                                                                    -------------------   -----------------
          Net cash provided by (used in) operating activities                                 (150,404)             80,191
                                                                                    -------------------   -----------------
Investing activities:
     Net proceeds from sale of property                                                      2,715,340                   -
     Distributions from joint venture                                                           53,000              43,000
     Additions to property and equipment                                                        (6,132)             (9,370)
                                                                                    -------------------   -----------------

          Net cash provided by investing activities                                          2,762,208              33,630
                                                                                    -------------------   -----------------
Financing activities - principal payments on mortgage loans                                 (1,801,445)            (67,351)
                                                                                    -------------------   -----------------
Net increase in cash and equivalents                                                           810,359              46,470
Cash and equivalents at beginning of period                                                    260,089              62,362
                                                                                    -------------------   -----------------
Cash and equivalents at end of period                                               $        1,070,448             108,832
                                                                                    ===================   =================

                   Notes to Consolidated Financial Statements
                     Six months ended June 30, 2003 and 2002
                                   (Unaudited)


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

Basis of Presentation
---------------------

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership's significant accounting policies are set forth in its December 31, 2002 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment
----------------------

At June 30, 2003, the Partnership owned and operated one apartment complex and one commercial property. It also has interests in a joint venture, as described below. All of the Partnership and venture properties are being marketed for sale, and, therefore, are not depreciated. Depreciation expense not recorded for the three and six month periods ended June 30, 2003 was approximately $105,000 and $210,000, respectively. Depreciation expense not recorded for the three and six month periods ended June 30, 2002 was approximately $168,000 and $336,000, respectively.

Investment in Research Triangle Industrial Park Joint Venture
-------------------------------------------------------------

The Partnership has a 50% interest in Research Triangle Industrial Park Joint Venture with Realmark Property Investors Limited Partnership - II (RPILP - II), an entity affiliated through common general partners, owning the other 50%. The Venture owns and operates Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina. Summary financial information of the Venture follows.

                                                    Balance Sheet Information
                                                    -------------------------
                                                                                  June 30,
                                                                                    2003                December 31, 2002
                                                                            ---------------------      --------------------
            Net property, held for sale                                     $          1,473,368                 1,473,368
            Cash and equivalents                                                           6,308                    34,606
            Escrow deposits                                                              882,514                   861,615
            Other assets                                                                 262,930                   272,481
                                                                            ---------------------      --------------------
                 Total assets                                               $          2,625,120                 2,642,070
                                                                            =====================      ====================

            Liabilities:
                 Mortgage loan payable                                                 5,111,810                 5,161,824
                 Accounts payable and accrued expenses                                   145,597                   140,633
                                                                            ---------------------      --------------------
                                                                                       5,257,407                 5,302,457
                                                                            ---------------------      --------------------
            Partners' deficit:
                 The Partnership                                                      (1,415,559)               (1,429,609)
                 RPILP - II                                                           (1,216,728)               (1,230,778)
                                                                            ---------------------      --------------------
                                                                                      (2,632,287)               (2,660,387)
                                                                            ---------------------      --------------------
                 Total liabilities and partners' deficit                    $          2,625,120                 2,642,070
                                                                            =====================      ====================

                                                       Operating Information
                                                       ---------------------

                                                    Three months ended June 30,         Six months ended June 30,
                                                ----------------------------------   --------------------------------
                                                     2003              2002                2003            2002
                                                ---------------- -----------------   ----------------- --------------
          Rental income                         $       199,500           199,907             399,000        361,646
          Other                                          50,773            47,283              98,717         94,988
                                                ---------------- -----------------   ----------------- --------------
               Total income                             250,273           247,190             497,717        456,634
                                                ---------------- -----------------   ----------------- --------------
          Property operating costs                       73,900            42,033             115,996         80,293
          Interest                                      106,856           108,276             213,149        216,405
          Administrative                                 19,093            28,841              36,472         39,022
                                                ---------------- -----------------   ----------------- --------------
               Total expenses                           199,849           179,150             365,617        335,720
                                                ---------------- -----------------   ----------------- --------------
               Net income                       $        50,424            68,040             132,100        120,914
                                                ================ =================   ================= ==============
          Allocation of net income:
               The Partnership                           25,212            34,020              66,050         60,457
               RPILP - II                                25,212            34,020              66,050         60,457
                                                ---------------- -----------------   ----------------- --------------
                                                $        50,424            68,040             132,100        120,914
                                                ================ =================   ================= ==============

Current Accounting Pronouncements
---------------------------------

Statements of Financial Accounting Standards (SFAS) Nos. 145, 146, 147, and 148 which concern accounting for gains and losses from the extinguishments of debt, exit or disposal activities, acquisitions of certain financial institutions, and accounting for stock-based compensation, respectively, became effective for the Partnership on January 1, 2003 and did not have any effect on the Partnership's consolidated financial statements.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement is effective for contract and hedging relationships entered into or modified after June 30, 2003. In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities." This statement is effective for financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. The Partnership does not believe that either statement will have a material impact on its consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The Partnership does not believe that the Interpretation will have a material impact on its consolidated financial statements.

Subsequent Event
----------------

In its December 31, 2002 Form 10-K and its March 31, 2003 Form 10-Q, the Partnership reported the existence of a contingent $3,150,000 sales agreement covering one of its Properties, Inducon Columbia. On July 31, 2003, the sale was consummated with an unaffiliated entity, International Trade Zone, LLC, for cash of $3,150,000, resulting in a net loss of approximately $80,000. After satisfaction of the $2,012,000 mortgage loan on the property and payment of closing costs, net cash proceeds available amounted to approximately $1,075,000 before satisfaction of any remaining obligations related to the property. All relevant comparisons and disclosures are made in the July 31, 2003 Form 8-K filed on August 13, 2003.


PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership sold two of its properties (Beaver Creek and Countrybrook) during 2002, and on June 30, 2003 sold another property (Pomeroy Park). For the first six months of 2003, the partnership experienced difficulties generating sufficient operating funds, however, with the sale of Pomeroy Park, the Partnership generated enough cash to begin to repay affiliate borrowings and cover its other obligations. The total amount payable to affiliates decreased approximately $543,000 during the six months ended June 30, 2003. There have been no distributions to the partners for at least the past six years. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining properties, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

Excluding Pomeroy Park, the Partnership's operations produced an operating gain of approximately $10,000 for the six months ended June 30, 2003. Comparable pro forma results for the same 2002 period (excluding Beaver Creek, Countrybrook and Pomeroy Park) would be an operating loss of $209,000.

Income at the properties (excluding Pomeroy Park) increased approximately $94,000 for the first six months of 2003 as compared to 2002. This was due mainly to decreased vacancies at Inducon Columbia of approximately $100,000 and Stonegate of approximately $8,000. Property operating costs (excluding Pomeroy
Park) decreased $5,000 mainly due to decreased contracted services and Inducon Columbia's land lease expense. The $57,000 decrease in other administrative expense (excluding Pomeroy Park) was primarily attributable to a decrease in legal fees. The $35,000 decrease in administrative expense to affiliates was primarily for professional fees.

PART I - Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  ----------------------------------------------------------

The Partnership invests only in short term money market instruments, in amounts in excess of daily working cash requirements. The rates of earnings on those investments increase or decrease in line with general movement of interest rates. The mortgage loans on the Partnership's properties are fixed-rate and therefore, are not subject to market risk.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

              31. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              32. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

         (b)  Reports on Form 8-K

              The Partnership reported the sale of Pomeroy Park Apartments under item 2 of Form 8-K, filed on July 14, 2003 and the sale of Inducon Columbia under item 2 of Form 8-K, filed August 13, 2003.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - VI A


August 14, 2003                                 /s/ Joseph M. Jayson
---------------                                 ------------------------------
     Date                                       Joseph M. Jayson,
                                                Individual General Partner and
                                                Principal Financial Officer