Form 10-Q
period 2003-09-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2003-11-14
CIK 822783

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 2003

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

                                            Condensed Consolidated Balance Sheets
                                            -------------------------------------

                                                                                 (Unaudited)
                                                                                September 30,                 December 31,
                                                                                     2003                         2002
                                                                             ---------------------        ---------------------
                       Assets
--------------------------------------------------------
Cost of property and equipment, all held for sale                            $          4,555,560                   12,991,816
Less accumulated depreciation                                                           1,906,407                    4,918,520
                                                                             ---------------------        ---------------------
                                                                                        2,649,153                    8,073,296
Cash and equivalents                                                                    1,253,363                      260,089
Note receivable                                                                           344,094                      348,234
Other assets                                                                              127,935                      514,781
                                                                             ---------------------        ---------------------
     Total assets                                                            $          4,374,545                    9,196,400
                                                                             =====================        =====================

          Liabilities and Partners' Equity
--------------------------------------------------------
Mortgage loans payable                                                                  2,514,195                    6,337,228
Accounts payable and accrued expenses                                                     201,220                      421,439
Payable to affiliates                                                                      46,290                    1,341,811
Other liabilities                                                                          43,604                      158,500
Equity in losses of unconsolidated joint venture
     in excess of investment                                                              120,396                      145,955
Partners' equity                                                                        1,448,840                      791,467
                                                                             ---------------------        ---------------------
     Total liabilities and partners' equity                                  $          4,374,545                    9,196,400
                                                                             =====================        =====================

                                       Condensed Consolidated Statements of Operations
                                       -----------------------------------------------
                                                         (Unaudited)

                                                           Three months ended Sept. 30,          Nine months ended Sept. 30,
                                                        ---------------------------------    ----------------------------------
                                                              2003             2002                2003              2002
                                                        ---------------- ----------------    ---------------- -----------------
Rental income                                           $       232,319          833,832           1,378,291         2,620,280
Other income                                                     49,881           84,381             242,666           269,748
                                                        ---------------- ----------------    ---------------- -----------------
     Total income                                               282,200          918,213           1,620,957         2,890,028
                                                        ---------------- ----------------    ---------------- -----------------
Property operating costs                                        268,897          770,746           1,143,377         2,274,959
Administrative expense - affiliates                              31,939          113,465             177,239           333,469
Other administrative expense                                     70,210           74,132             199,690           267,140
Interest                                                        131,210          283,295             496,225           840,195
                                                        ---------------- ----------------    ---------------- -----------------
     Total expenses                                             502,256        1,241,638           2,016,531         3,715,763
                                                        ---------------- ----------------    ---------------- -----------------
Loss before equity in joint venture and gain on
     sale of property                                          (220,056)        (323,425)           (395,574)         (825,735)
Equity in earnings of joint venture                              36,109           23,656              97,559            79,513
Gain on sale of property                                         31,297          847,434             955,388           847,434
                                                        ---------------- ----------------    ---------------- -----------------
     Net income (loss)                                  $      (152,650)         547,665             657,373           101,212
                                                        ================ ================    ================ =================
Net income (loss) per limited partnership unit          $          (.96)            3.38                3.44               .62
                                                        ================ ================    ================ =================
Weighted average limited partnership units
     outstanding                                                157,378          157,378             157,378           157,378
                                                        ================ ================    ================ =================

                                       Condensed Consolidated Statements of Cash Flows
                                       -----------------------------------------------
                                                         (Unaudited)

                                                                                         Nine months ended Sept. 30,
                                                                             -------------------------------------------------
                                                                                      2003                        2002
                                                                             ---------------------       ---------------------
Cash provided by:
Operating activities:
     Net income:                                                             $            657,373                     101,212
     Adjustments:
          Gain on sale of properties                                                     (955,388)                   (847,434)
          Other, principally changes in other assets and liabilities                     (880,481)                    788,720
                                                                             ---------------------       ---------------------
          Net cash provided (used) by operating activities                             (1,178,496)                     42,498
                                                                             ---------------------       ---------------------
Investing activities:
     Additions to property and equipment                                                   (6,132)                     (9,370)
     Net proceeds from sale of property                                                 5,928,935                     382,790
     Distributions from joint ventures                                                     72,000                      58,000
                                                                             ---------------------       ---------------------
          Net cash provided by investing activities                                     5,994,803                     431,420
                                                                             ---------------------       ---------------------
Financing activities - principal payments on mortgage loans                            (3,823,033)                   (101,676)
                                                                             ---------------------       ---------------------
Net increase in cash and equivalents                                                      993,274                     372,242
Cash and equivalents at beginning of period                                               260,089                      62,362
                                                                             ---------------------       ---------------------
Cash and equivalents at end of period                                        $          1,253,363                     434,604
                                                                             =====================       =====================

                   Notes to Consolidated Financial Statements
                  Nine months ended September 30, 2003 and 2002
                                   (Unaudited)

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

Property and Equipment
----------------------

At September 30, 2003, the Partnership owned and operated one apartment complex. It also has interest in a joint venture, as described below. The Partnership property and joint venture property are being actively marketed for sale and, therefore, are not being depreciated. Depreciation expense not recorded during the three and nine month periods ended September 30, 2003 was approximately $41,000 and $246,000, respectively. Depreciation not recorded during the three and nine month periods ended September 30, 2002 was approximately $165,000 and $501,000, respectively.

Current Accounting Pronouncements
---------------------------------

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. The Partnership does not believe that the Interpretation will have a material impact on its consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the Consolidated Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. This statement is effective for financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. The Partnership has evaluated SFAS No. 150 and determined that it does not have an impact on its consolidated financial statements.

Investments in Joint Ventures
-----------------------------

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

                                               Balance Sheet Information
                                               -------------------------

                                                                         September 30,                 December 31,
                                                                              2003                         2002
                                                                     -----------------------       ----------------------
     Net property, held for sale                                     $            1,473,368                    1,473,368
     Cash and equivalents                                                             7,090                       34,606
     Escrow deposits                                                                898,328                      861,615
     Other assets                                                                   271,747                      272,481
                                                                     -----------------------       ----------------------
          Total assets                                               $            2,650,533                    2,642,070
                                                                     =======================       ======================
     Liabilities:
          Mortgage loan payable                                                   5,087,172                    5,161,824
          Accounts payable and accrued expenses                                     158,828                      140,633
                                                                     -----------------------       ----------------------
                                                                                  5,246,000                    5,302,457
                                                                     -----------------------       ----------------------
     Partners' deficit:
          The Partnership                                                        (1,397,149)                  (1,429,609)
          RPILP - II                                                             (1,198,318)                  (1,230,778)
                                                                     -----------------------       ----------------------
                                                                                 (2,595,467)                  (2,660,387)
                                                                     -----------------------       ----------------------
          Total liabilities and partners' deficit                    $            2,650,533                    2,642,070
                                                                     =======================       ======================

                                                 Operating Information
                                                 ---------------------

                                                          Three months ended Sept 30,         Nine months ended Sept 30,
                                                        ---------------------------------    ----------------------------
                                                              2003             2002                2003           2002
                                                        ---------------- ----------------    ---------------- -----------
Rental income                                           $       199,500          236,943             598,500     598,589
Other                                                            44,683            5,780             143,400     100,768
                                                        ---------------- ----------------    ---------------- -----------
     Total income                                               244,183          242,723             741,900     699,357
                                                        ---------------- ----------------    ---------------- -----------
Property operating costs                                         38,994           59,203             154,990     139,496
Interest                                                        107,481          108,990             320,630     325,395
Administrative                                                   20,888           22,618              57,360      61,640
                                                        ---------------- ----------------    ---------------- -----------
     Total expenses                                             167,363          190,811             532,980     526,531
                                                        ---------------- ----------------    ---------------- -----------
     Net income                                         $        76,820           51,912             208,920     172,826
                                                        ================ ================    ================ ===========
Allocation of net income:
     The Partnership                                             38,410           25,956             104,460      86,413
     RPILP - II                                                  38,410           25,956             104,460      86,413
                                                        ---------------- ----------------    ---------------- -----------
                                                        $        76,820           51,912             208,920     172,826
                                                        ================ ================    ================ ===========

PART I - Item 2. Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations
                 -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership sold two of its properties (Beaver Creek and Countrybrook) during 2002, on June 30, 2003 sold another property (Pomeroy Park), and on July 31, 2003 sold another property (Inducon Columbia). For the first six months of 2003, the partnership experienced difficulties generating sufficient funds to cover its cash obligations without relying on affiliate borrowings. With the sale of Inducon Columbia and Pomeroy Park, the Partnership generated enough cash to repay affiliate borrowings and cover its other obligations during the third quarter. The total amounts payable to affiliates decreased approximately $1,300,000 during the first nine months ended September 30, 2003. There have been no distributions to the partners for at least the past six years. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining properties, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

Excluding the four sold properties, the Partnership's operations produced an operating loss of approximately $198,000 for the nine months ended September 30, 2003. Comparable pro forma results for the same 2002 period (excluding Inducon Columbia, Beaver Creek, Countrybrook and Pomeroy Park) would be an operating loss of $324,000.

Income increased approximately $34,000 for the first nine months of 2003 as compared to 2002. This was due mainly to decreased rental income at Stonegate Townhouses of $11,000 and an increased in other income of 45,000. Property operating costs (excluding the sold properties) decreased $18,000 mainly due to decreased contracted services at Stonegate Townhouses. The $2,000 decrease in other administrative expense (excluding the sold properties) was primarily attributable to a decrease in legal fees. The $89,000 decrease in administrative expense to affiliates was primarily due to a decrease in professional fees.

PART I - Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  ----------------------------------------------------------

The Partnership invests in only short term money market instruments, in amounts in excess of daily working cash requirements. The rates of earnings on those investments increase or decrease in line with general movement of interest rates. The mortgage loans on the Partnership's property is fixed-rate and therefore, is not subject market risk.

PART I - Item 4. Controls and Procedures
                 -----------------------

Disclosure Controls and Procedures: The Partnership's management, with the participation of the Partnership's Individual General Partner and Principal Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Partnership's Individual General Partner and Principal Financial Officer have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

Internal Control Over Financial Reporting: There have been no changes in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits

        31. Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

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



REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - VI A




              November 14, 2003                  /s/ Joseph M. Jayson
              -----------------                  ------------------------------
                     Date                        Joseph M. Jayson,
                                                 Individual General Partner and
                                                 Principal Financial Officer