Form 10-K
period 2003-12-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2004-03-30
CIK 822783

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

                  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

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


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]


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

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2003 the Partnership has a 50% joint partner interest in Research Triangle Industrial Park Joint Venture, which owns an office/distribution facility in Raleigh, North Carolina. Additionally, the Partnership had a 40% joint partner interest in Realmark/Gold Key Associates, which owned the Carriage House of Englewood, Ohio apartment complex. The other interests in the ventures are owned by limited partnerships affiliated with the Partnership through common general partners. On March 1, 2001, the Carriage House property was sold. On August 28, 2002 and October 31, 2002, the Partnership sold Beaver Creek and Countrybrook Estates, respectively, to unaffiliated entities. On June 30, 2003, July 31, 2003, and December 17, 2003, the Partnership sold Pomeroy Park Apartments, Inducon Columbia, and Stonegate Townhouses, respectively, to unaffiliated entities. Refer to Item 7 and the notes to the financial statements for details of these transactions.

         It is anticipated that the Partnership will be entering into a sales contract in the near future (one to six months) which will be subject to sales conditions which are customary for sales contracts and there is no assurance that the sale will be consummated.

         The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the Partnership's properties are located. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenue or assets by geographic region, since, in management's view, such a presentation would not be significant to an understanding of the Partnership's business or financial results taken as a whole. As of December 31, 2003, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2003 were employees of the Corporate General Partner or its affiliates.

         The occupancy for each complex at December 31 was as follows:

           Property                      2003           2002           2001
           --------                      ----           ----           ----
Beaver Creek                               -              -              88%
Countrybrook Estates                       -              -              78%
Stonegate Townhouses                       -             94%             93%
Pomeroy Park                               -             70%             74%
Inducon Columbia                           -             91%             75%
Research Triangle                        100%           100%            100%

         The percent of total Partnership revenue generated by each complex for the last three years was as follows:

                                         2003            2002           2001
                                         ----            ----           ----
Beaver Creek                              -                8%            12%
Countrybrook Estates                      -               25%            25%
Stonegate Townhouses                     48%              24%            23%
Pomeroy Park                             28%              28%            28%
Inducon Columbia                         24%              15%            12%

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

ITEM 2: PROPERTIES
------- ----------

     At December 31, 2003, the Partnership and its joint venture investees owned Research Triangle Industrial Park, a 150,000 square foot office/warehouse located in Raleigh, North Carolina. The property was purchased in 1992. The first mortgage loan on the property accrues interest at 8.06% and had a balance of $5,060,888 at December 31, 2003.

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

ITEM 4: SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
------- ----------------------------------------------------

         None.
                                     PART II
                                     -------

ITEM 5: MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
------- -------------------------------------------------------------

         There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2003, there were 1,624 record holders of units of limited partnership interest.

         The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its partners. The partnership agreement provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (Item 3), it is anticipated that there will be no future distributions of net cash flow from operations. All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the limited partners. In 2003, the Partnership distributed $250,000 to the limited partners. There were no distributions for 1999 through 2002.

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

ITEM 6: SELECTED FINANCIAL DATA
-------------------------------

                                                       At or for the years ended December 31,
                                  -------------------------------------------------------------------------------
                                           2003            2002            2001            2000          1999
                                  -------------------------------------------------------------------------------
Balance sheet data

Net rental property                   $         --       8,073,296      12,905,193      12,902,052    13,350,614

Total assets                             1,280,856       9,196,400      13,826,176      13,885,786    14,444,783

Mortgage loans payable                          --       6,337,228      11,661,131      11,783,657    11,893,713

Partners' equity (deficit)               1,091,827         791,467         (26,884)        642,321     1,535,019
                                  ===============================================================================
Operating data

Rental income                            1,529,090       3,250,092       3,935,066       4,016,788     4,112,626

Other income                               253,117         320,936         279,387         235,859       306,725
                                  -------------------------------------------------------------------------------

Total revenue                            1,782,207       3,571,028       4,214,453       4,252,647     4,419,351
                                  -------------------------------------------------------------------------------
Property operating costs                 1,309,329       2,948,185       2,975,319       2,853,456     2,601,748

Depreciation                                    --              --              --         521,290       761,550

Interest expense                           470,866       1,039,007       1,129,347       1,151,708     1,141,622

Administrative expenses                    442,584         696,913         831,885         721,056       648,615
                                  -------------------------------------------------------------------------------

Total expenses                           2,222,779       4,684,105       4,936,551       5,247,510     5,153,535
                                  -------------------------------------------------------------------------------
Loss before gain on sale of
properties and equity in joint
venture operations                        (440,572)     (1,113,077)       (722,098)       (994,863)     (734,184)

Gain on sale of properties               3,108,929       1,797,168              --              --            --
Equity in joint venture
operations                                 132,003         134,260          52,893         102,165        43,629
                                  -------------------------------------------------------------------------------
Net income (loss)                      $ 2,800,360         818,351        (669,205)       (892,698)     (690,555)
                                  ===============================================================================
Cash flow data
Net cash provided
 (used) by:
Operating activities                    (1,843,939)       (860,011)        (63,983)        (71,141)     (451,048)

Investing activities                    11,635,414       6,381,641         103,443          62,272       233,394

Financing activities                    (8,837,228)     (5,323,903)       (122,526)       (110,056)      394,456
                                  -------------------------------------------------------------------------------
Net increase (decrease) in cash
and equivalents                       $    954,247         197,727         (83,066)       (118,925)      176,802
                                  ===============================================================================
Per limited partnership unit:
Net income (loss)                     $      17.85            3.90           (4.10)          (5.50)        (4.26)

Distributions                         $      15.89              --              --              --            --
                                  ===============================================================================

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Liquidity and Capital Resources
-------------------------------

         Effective January 1, 2001, the Partnership began formally marketing all of its properties for sale. On August 28, 2002, the partnership sold Beaver Creek Apartments to an unaffiliated entity for cash of $2,320,000 and a $350,000 three-year promissory note from the purchaser, resulting in a net gain of approximately $770,000. On October 31, 2002 the Partnership sold Countrybrook Estates to an unaffiliated entity for $5,200,000. After satisfaction of the $3,900,000 mortgage loan on the property and payment of closing costs, the net gain amounted to approximately $1,020,000. On June 30, 2003, the Partnership sold Pomeroy Park Apartments to an unaffiliated entity for cash of $4,000,000. After satisfaction of the $1,795,000 mortgage loan on the property, payment of closing costs, and the payment of a $150,000 termination fee, the net gain amounted to approximately $1,000,000. On July 31, 2003, the Partnership sold Inducon Columbia to an unaffiliated entity for cash of $3,150,000, resulting in a net loss of approximately $150,000. On December 17, 2003, the Partnership sold Stonegate Townhouses to an unaffiliated entity for cash of $5,150,000. After satisfaction of the $2,507,000 mortgage loan on the property and payment of closing costs, the net gain amounted to approximately $2,200,000. The sales proceeds enabled the Partnership to make a distribution to the limited partners in the last quarter of 2003 in the amount of $2,500,000. There was no distribution in 2002 or 2001. In accordance with the settlement of the lawsuit (Item 3) it is anticipated that with the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners. These distributions will be reduced by the amount of fees payable to the plaintiffs' legal counsel in connection with the settlement agreement (Item
3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership's joint venture.

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

Results of Operations:
---------------------

         As a result of the sale of its remaining wholly-owned properties, the results of operations of the Partnership for the year ended December 31, 2003, before equity in earnings of joint ventures and a gain on sale of properties, excluding Pomeroy Park Apartments, Inducon Columbia, and Stonegate Townhouses (the "Sold Assets"), which were sold in 2003, and excluding Beaver Creek and Countrybrook (the "Sold Assets"), which were sold in 2002, produced a net loss of $341,783. Excluding the Sold Assets, the results of operations, before equity in earnings of joint ventures and a gain on sale of properties, was a net loss of $387,808 in 2002 and a net loss , also excluding depreciation, of $363,104 in 2001.

         Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2003 as compared to 2002
------------------------

         As discussed above, the decrease in most components of the consolidated statement of operations was a result of the remaining wholly-owned properties being sold in 2003 and rental operations ceasing at the time of the sales.

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

Joint Venture
-------------

     The Research Triangle Industrial Park Joint Venture experienced 100% occupancy in 2003 and 2002. Its 2003 net income remained consistent with 2002. Rental income increased approximately 1% in 2003 due to the sole tenant of Research Triangle renewing their lease late in 2002. Total expenses increased 2% mainly due to legal fees, commissions from the lease renewal, and increased insurance expense. Because the joint venture has had net income during each of the last three years, the Partnership's 50% equity has enabled the Partnership to receive cash distributions from the Venture of $72,000 in 2003, $108,000 in 2002 and $104,500 in 2001.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

         Listed under Item 15 of this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------- ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

         None

ITEM 9A: CONTROLS AND PROCEDURES
-------- -----------------------

         The Partnership maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Partnership's management, including the Partnership's Individual General Partner and Principal Financial Officer, of the effectiveness of the Partnership's disclosure controls and procedures. Based on that evaluation, the Partnership's Individual General Partner and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective.

         Subsequent to the date of their most recent evaluation, there have been no significant changes in the Partnership's internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2003, are listed below. Each director is subject to election on an annual basis.

                      Title of All Positions Held with        Year First
Name                  the Corporate General Partner      Elected to Position
----                  -----------------------------      -------------------

Joseph M. Jayson      Chairman of the Board, President          1979
                        and Treasurer

Judith P. Jayson      Vice President and Director               1979

         Joseph M. Jayson and Judith P. Jayson are married to each other.

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 65, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in the real estate business for the last 41 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 41 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 22 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 63, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 32 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

Audit Committee
---------------

         The Partnership has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are Joseph M. Jayson and Bryant E. Zilke.

Audit Committee Financial Expert
--------------------------------

         The Directors and Executive Officers of the Corporate General Partner have determined that Bryant E. Zilke is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Mr. Zilke is not independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act due to limited circumstances, namely that the Partnership is small in size and there is limited personnel. Mr. Zilke is not independent as a result of being an employee of an affiliate of the Corporate General Partner.

Code of Ethics
--------------

         The Partnership has adopted a code of ethics for the partners, principal financial officer, and employees of the Corporate General Partner or its affiliates who render services on behalf of the Partnership. The Partnership will provide to any person without charge, upon request, a copy of the code of ethics which is available from:

         Realmark Property Investors Limited Partnership - VIA
         Attention:  Investor Relations
         2350 North Forest Road
         Suite 12-A
         Getzville, New York 14068

ITEM 11: EXECUTIVE COMPENSATION
-------- ----------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2003. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in Item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 9,811.1 units of limited partnership interest amounting to approximately 6.2% of the Partnership interest at December 31, 2003. The general partners and the executive officers of the Corporate General Partners, as of December 31, 2003, owned 90 units of limited partnership interest. The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
-------- --------------------------------------

Audit Engagement: Toski, Schaefer & Co., P.C. was engaged as the Partnership's independent auditor for years 2003 and 2002. All fees incurred for the years ended December 31, 2003 and 2002 were approved by the Audit Committee.

Audit Fees: Audit fees for the audit of the Partnership's annual financial statements included in the Partnership's annual report on Form 10-K and those financial statements included in the Partnership's quarterly reports on Form 10-Q by Toski, Schaefer & Co., P.C. for the years ended December 31, 2003 and 2002 totaled $40,750 and $37,850, respectively.

Audit-Related Fees: None.

Tax Fees: The Partnership engaged Toski, Schaefer & Co., P.C. to provide tax filing and compliance services during the year ended December 31, 2003. The fees for these services amounted to $6,745. No tax services were provided during the year ended December 31, 2002.

All Other Fees:  None.

         The Audit Committee has set a policy that all fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee. All fees related to 2003 were pre-approved by the Audit Committee.

         The Audit Committee oversees the Partnership's financial reporting process. Management has the primary responsibility for the financial statements and the financial reporting process, including the systems of internal controls. In fulfilling its oversight responsibilities, the Audit Committee reviewed the audited financial statements with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.

        The Audit Committee has the sole authority to retain and terminate the Partnership's independent auditors and approves all fees paid to the independent auditors. During 2003 and 2002, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. In addition, the Audit Committee has discussed with the independent auditors the auditors' independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors' independence.

        The Audit Committee discussed with the Partnership's independent auditors the overall scope and plans for their audit. The Audit Committee meets with the independent auditors to discuss the results of their examination, their evaluations of the Partnership's internal controls, and the overall quality of the Partnership's financial reporting.

        In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the General Partners (and the General Partners have approved) that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2003.

                                     PART IV
                                     -------

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
-------- ------------------------------------------------------------------

(a)      Consolidated Financial Statements                                 Page
         ---------------------------------                                 ----

         Independent Auditor's Report                                       F-1
         Consolidated Balance Sheets as of December 31, 2003 and 2002       F-2
         Consolidated Statements of Operations for the years ended
                  December 31, 2003, 2002 and 2001                          F-3
         Consolidated Statements of Partners' Equity for the years
                  ended December 31, 2003, 2002 and 2001                    F-4
         Consolidated Statements of Cash Flows for the years ended
                  December 31, 2003, 2002 and 2001                          F-5
         Notes to Consolidated Financial Statements                         F-6

         FINANCIAL STATEMENT SCHEDULE
         ----------------------------

         (i) Schedule III - Real Estate and Accumulated Depreciation       F-17

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)      Reports on Form 8-K
         -------------------

                  On January 5, 2004, the Partnership filed Form 8-K with the Securities and Exchange Commission which under Item 2 reported the sale, on December 17, 2003, of Stonegate Townhouses. The property was sold to an unaffiliated entity for $5,150,000, resulting in a net gain of approximately $2.2 million.

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

            (b) Property sales agreement with an unrelated third-party included with the Partnership's report on Form 8-K on January 5, 2004 is incorporated herein by reference.

         14. Code of Ethics is filed herewith.

         21.  Subsidiaries of the Partnership is filed herewith.

         31.  Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.

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


REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A


By:      /s/ Joseph M. Jayson                                     March 30, 2004
         --------------------                                     --------------
         JOSEPH M. JAYSON,                                             Date
         Individual General Partner


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                                     March 30, 2004
         --------------------                                     --------------
         JOSEPH M. JAYSON,                                             Date
         President, Treasurer and Director


         /s/ Judith P. Jayson                                     March 30, 2004
         --------------------                                     --------------
         JUDITH P. JAYSON,                                             Date
         Vice President and Director

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


The Partners
Realmark Property Investors Limited Partnership - VI A:

We have audited the accompanying consolidated balance sheets of Realmark Property Investors Limited Partnership - VI A and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the general partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - VI A and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 9 to the consolidated financial statements, the Partnership settled a class and derivative lawsuit in which it was involved. As a result of this settlement, the Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take place within the next twelve months.




                                                 /s/ TOSKI, SCHAEFER & CO., P.C.
                                                 -------------------------------
                                                 TOSKI, SCHAEFER & CO., P.C.
Williamsville, New York
March 26, 2004

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 2003 and 2002


                           Assets                                                       2003             2002
                           ------                                                       ----             ----
Property and equipment, at cost, all held for sale:
     Land and improvements                                                          $         --         957,776
     Buildings and improvements                                                               --      11,569,936
     Furniture and equipment                                                                  --         464,104
                                                                                    ------------    ------------

                                                                                              --      12,991,816
     Less accumulated depreciation                                                            --       4,918,520
                                                                                    ------------    ------------

                           Net property and equipment                                         --       8,073,296

Cash and equivalents                                                                   1,214,336         260,089
Note receivable                                                                               --         348,234
Escrow deposits                                                                               --         321,393
Deferred mortgage costs, net of accumulated amortization of
     $282,008 in 2002                                                                         --         116,133
Other assets                                                                              66,520          77,255
                                                                                    ------------    ------------

                           Total assets                                             $  1,280,856       9,196,400
                                                                                    ============    ============

              Liabilities and Partners' Equity
              --------------------------------

Liabilities:
     Mortgage loans payable                                                                   --       6,337,228
     Accounts payable and accrued expenses                                                78,669         371,557
     Accrued interest payable                                                                 --          49,882
     Payable to affiliated parties                                                        24,408       1,341,811
     Security deposits and prepaid rents                                                      --         158,500
                                                                                    ------------    ------------

                           Total liabilities                                             103,077       8,258,978
                                                                                    ------------    ------------

Losses of unconsolidated joint ventures in excess of investment, net of unamortized excess purchase price of $128,263 in 2003
     and $137,463 in 2002                                                                 85,952         145,955

Partners' equity (deficit):
     General partners                                                                   (212,200)       (202,943)
     Limited partners                                                                  1,304,027         994,410
                                                                                    ------------    ------------

                           Total partners' equity                                      1,091,827         791,467
                                                                                    ------------    ------------

                           Total liabilities and partners' equity                   $  1,280,856       9,196,400
                                                                                    ============    ============


See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                  Years Ended December 31, 2003, 2002 and 2001


                                                                    2003           2002           2001
                                                                    ----           ----           ----
Income:
     Rental                                                      $ 1,529,090      3,250,092      3,935,066
     Interest and other income                                       253,117        320,936        279,387
                                                                 -----------    -----------    -----------

                           Total income                            1,782,207      3,571,028      4,214,453
                                                                 -----------    -----------    -----------
Expenses:
     Property operations                                           1,309,329      2,948,185      2,975,319
     Interest:
         Affiliated parties                                           53,242         89,661         28,227
         Other                                                       417,624        949,346      1,101,120
     Administrative:
         Affiliate parties                                           201,225        415,566        447,357
         Other                                                       241,359        281,347        384,528
                                                                 -----------    -----------    -----------

                           Total expenses                          2,222,779      4,684,105      4,936,551
                                                                 -----------    -----------    -----------

Loss before gain on sale of properties and
     equity in earnings of joint ventures                           (440,572)    (1,113,077)      (722,098)

Gain on sale of properties                                         3,108,929      1,797,168             --

Equity in earnings of joint ventures                                 132,003        134,260         52,893
                                                                 -----------    -----------    -----------

                           Net income (loss)                     $ 2,800,360        818,351       (669,205)
                                                                 ===========    ===========    ===========


Net income (loss) per limited partnership unit                   $     17.85           3.90          (4.10)
                                                                 ===========    ===========    ===========

Distributions per limited partnership unit                       $     15.89             --             --
                                                                 ===========    ===========    ===========

Weighted average number of limited partnership
     units outstanding                                               157,378        157,378        157,378
                                                                 ===========    ===========    ===========








See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

                   Consolidated Statements of Partners' Equity
                  Years Ended December 31, 2003, 2002 and 2001



                                                                                      Limited Partners
                                                                       General        ----------------
                                                                       Partners      Units        Amount
                                                                       --------      -----        ------
Balances at December 31, 2000                                        $ (382,509)      157,378    1,024,830

Net loss                                                                (24,702)           --     (644,503)
                                                                     ----------    ----------   ----------

Balances at December 31, 2001                                          (407,211)      157,378      380,327

Net income                                                              204,268            --      614,083
                                                                     ----------    ----------   ----------

Balances at December 31, 2002                                          (202,943)      157,378      994,410

Net income (loss)                                                        (9,257)           --    2,809,617

Distributions to partners                                                    --            --   (2,500,000)
                                                                     ----------    ----------   ----------

Balances at December 31, 2003                                        $ (212,200)      157,378    1,304,027
                                                                     ==========    ==========   ==========























See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2003, 2002 and 2001

                                                                              2003             2002            2001
                                                                              ----             ----            ----
Cash flows from operating activities:
     Net income (loss)                                                    $  2,800,360         818,351        (669,205)
     Adjustments to reconcile net income (loss) to
         net cash used in operating activities:
              Amortization                                                      76,478          56,491          59,410
              Equity in earnings of joint ventures                            (132,003)       (134,260)        (54,977)
              Gain on sale of properties                                    (3,108,929)     (1,797,168)             --
              Changes in:
                  Accounts receivable                                               --              --           6,325
                  Escrow deposits                                              122,193         106,303        (102,211)
                  Other assets                                                 (42,004)        (35,706)         16,161
                  Accounts payable and accrued expenses                       (182,744)       (162,471)        134,931
                  Accrued interest payable                                     (41,090)        (37,381)          3,872
                  Payable to affiliated parties                             (1,317,403)        297,916         532,691
                  Security deposits and prepaid rents                          (18,797)         27,914           9,020
                                                                          ------------    ------------    ------------

                           Net cash used in operating
                               activities                                   (1,843,939)       (860,011)        (63,983)
                                                                          ------------    ------------    ------------

Cash flows from investing activities:
     Proceeds from sale of properties                                       11,221,312       6,385,891              --
     Payments on note receivable                                               348,234           1,766              --
     Distributions received from joint venture                                  72,000         108,000         106,584
     Additions to property and equipment                                        (6,132)       (114,016)         (3,141)
                                                                          ------------    ------------    ------------

                           Net cash provided by investing
                               activities                                   11,635,414       6,381,641         103,443
                                                                          ------------    ------------    ------------

Cash flows from financing activities:
     Principal payments on mortgage loans                                   (6,337,228)     (5,323,903)       (122,526)
     Distributions to partners                                              (2,500,000)             --              --
                                                                          ------------    ------------    ------------

                           Net cash used in financing
                               activities                                   (8,837,228)     (5,323,903)       (122,526)
                                                                          ------------    ------------    ------------

Net increase (decrease) in cash and equivalents                                954,247         197,727         (83,066)

Cash and equivalents at beginning of year                                      260,089          62,362         145,428
                                                                          ------------    ------------    ------------

Cash and equivalents at end of year                                       $  1,214,336         260,089          62,362
                                                                          ============    ============    ============

Supplemental disclosure of cash flow information:

     Cash paid for interest                                               $    443,767         929,027       1,033,515
                                                                          ============    ============    ============

     Note receivable issued for sale of property                          $         --         350,000              --
                                                                          ============    ============    ============

See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001


(1)  Formation and Operation of Partnership
     --------------------------------------

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

(2)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a) Basis of Accounting and Consolidation

     The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Partnership and its four subsidiaries, that are wholly-owned:

     (1) Realmark - Columbia, LLC that owned Inducon-Columbia, a three building office complex in Columbia, South Carolina, acquired in 1989 and 1991 for $4,670,991 and sold in 2003.
     (2) Realmark - Beaver, LLC that owned Beaver Creek, an 80 unit apartment complex located in Monaca, Pennsylvania, acquired in 1989 for $1,879,943 and sold in 2002.
     (3) Realmark - Countrybrook, LLC that owned Countrybrook Estates, a 240 unit apartment complex located in Louisville, Kentucky, acquired in 1989 for $5,670,984 and sold in 2002.
     (4) Realmark - Stonegate, LLC that owned Stonegate, a 130 unit apartment complex located in Mobile, Alabama, acquired in 1990 for $4,145,367 and sold in 2003.

     The Partnership also owned a residential property, Pomeroy Park, which was sold in 2003.

     In consolidation, all intercompany accounts and transactions have been eliminated.

     (b) Estimates
         ---------

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

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     (c) Property and Equipment
         ----------------------

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

     The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2003, no impairment in value has been recognized.

     The Partnership and its ventures' policy is to consider a property to be held for sale or disposition when the Partnership or venture has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership or venture has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. Any properties identified as "held for sale or disposition" are no longer depreciated. All the properties were held for sale in 2003, 2002, and 2001.

     (d) Cash and Equivalents
         --------------------

     Cash and equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

     (e) Deferred Mortgage Costs
         -----------------------

     Costs incurred in obtaining mortgage financing are deferred and amortized using the straight-line method over the life of the respective mortgage.

     (f) Unconsolidated Joint Ventures
         -----------------------------

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

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     (g) Rental Income
         -------------

     Rental income is recognized as earned according to the terms of the leases. Leases for residential properties are generally for periods of one year or less, payable monthly. Commercial leases are generally for periods of one to five years. Delinquent residential property rent is not recorded.

     (h) Per Unit Data
         -------------

     Per limited partnership unit data is based on the weighted average number of limited partnership units outstanding for the year.

     (i) Fair Value of Financial Instruments
         -----------------------------------

     The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2003.

     (j) Income Allocation and Distributable Cash Flow
         ---------------------------------------------

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

     The partnership agreement also provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (note 9), it is anticipated that there will be no future distributions of net cash flow from operations. Sale or refinancing proceeds are distributed to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the limited partners. Distributions amounting to $2,500,000 were made in December 2003. There were no distributions to partners made in 2002 or 2001.
                                       F-8

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     (k) Income Taxes
         ------------

     No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2003, net assets for financial reporting purposes were equal to the tax bases of the net assets.

     (l) Segment Information
         -------------------

     The Partnership's operating segments all involve the ownership and operation of income-producing real property, and are aggregated into one reporting segment.

     (m) Recent Pronouncements
         ---------------------

     In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." In December 2003, the FASB reissued FIN No. 46R with certain modifications and clarifications. FIN No. 46R is effective on March 31, 2004 for the Partnership. The Partnership does not believe that this pronouncement will have a material impact on its financial position, cash flows, or results of operations.

     In April 2003, the FASB issued Statement of Financial Accounting Standards
     (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of this pronouncement did not have a material impact on the Partnership's financial position, cash flows, or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement did not have a material impact on the Partnership's financial position, cash flows, or results or operations.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(3)  Investments in Real Estate
     --------------------------

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

     On December 17, 2003, the Partnership sold Stonegate Townhouses to an unaffiliated entity for $5,150,000 and recognized a related gain on the sale amounting to $2,218,212.

     On July 31, 2003, the Partnership sold Inducon Columbia to an unaffiliated entity for $3,150,000 and recognized a related loss on the sale amounting to $148,695.

     On June 30, 2003, the Partnership sold Pomeroy Park Apartments to an unaffiliated entity for $4,000,000 and recognized a related gain on the sale amounting to $1,039,412.

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

     All of the properties were classified as property held for sale prior to the adoption of SFAS No. 144 and continued to be actively marketed for sale. Accordingly, their results of operations have been recorded in continuing operations.

(4) Note Receivable
    ---------------

     In connection with the sale of Beaver Creek Apartments on August 28, 2002, the Partnership received a note from the purchaser amounting to $350,000. The note is secured by a second mortgage on Beaver Creek Apartments and a first mortgage on a home in Beaver, Pennsylvania. The first $250,000 of the note bears interest at the rate of 7.5% annually and is payable in monthly installments of $2,000 through August 28, 2005, at which time the remaining unpaid principal and any accrued interest are due and payable. The remaining $100,000 of the note is non-interest bearing and is due on August 28, 2005. However, the payment of the $100,000 may be extended for up to 2 years by the purchaser. If extended, the $100,000 of the note will bear interest at 7.5% annually. In 2003, the Partnership agreed to accept a

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(4) Note Receivable, Continued
    --------------------------

     payment of $329,094 in principal and $369 in interest as payment in full on this note receivable.

(5)  Mortgage Loans Payable
     ----------------------

     Mortgage loans payable at December 31, 2002 are as follows:

                                                           Total
                                    Interest              monthly
         Property collateral          rate    Maturity    payment    Balance
         -------------------          ----    --------    -------    -------

         Inducon - Columbia          7.86%      2022     $ 16,787  $ 2,035,320
         Stonegate Townhouses        8.43%      2027       20,207    2,534,046
         Pomeroy Park               12.00%      2003       19,750    1,767,862
                                                         ========  -----------
                                                                   $ 6,337,228
                                                                   ===========

     These mortgage loans were all repaid in 2003 in connection with the sale of the properties.

(6)  Related Party Transactions
     --------------------------

     The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                                 2003           2002           2001
                                                                 ----           ----           ----
     Property management fees based on a percent-
          age (generally 5%) of rental income                  $  79,745        165,912      190,803

     Reimbursement for cost of services to the
          Partnership that include investor relations,
          marketing of properties, professional fees,
          communications, supplies, accounting,
          printing, postage and other items                      121,480        249,654      256,554
                                                               ---------        -------      -------

                                                               $ 201,225        415,566      447,357
                                                               =========        =======      =======

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

     Property Disposition Fees
     -------------------------

     The general partners are also allowed to collect a property disposition fee upon sale of acquired properties. This fee is not to exceed the lesser of

           REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A AND
                                  SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(6)  Related Party Transactions, Continued
     -------------------------------------

     Property Disposition Fees, Continued
     ------------------------------------

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

     Distributions
     -------------

     U.S. Apartments, LLC is an affiliated company in which the Individual General Partner of Realmark Property Investors Limited Partnership-VIA is the sole member. U.S. Apartments, LLC owns 9,811.1 units of limited partnership interest and received its proportionate share of distributable proceeds amounting to $155,853 in 2003 from the sale of properties (note
     3).

(7)  Investments in Joint Ventures
     -----------------------------

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

(7)  Investments in Joint Ventures, Continued
     ----------------------------------------

     Summary financial information for the Venture follows:

                            Balance Sheet Information
                            -------------------------
                                                                                               December 31,
              Assets                                                                      2003              2002
              ------                                                                      ----              ----
     Property, net of accumulated depreciation                                        $ 1,684,255         1,473,368
     Cash and equivalents                                                                  26,667            34,606
     Escrow deposits                                                                      871,080           861,615
     Other assets                                                                         245,242           272,481
                                                                                      -----------        ----------

                           Total assets                                               $ 2,827,244         2,642,070
                                                                                      ===========        ==========
              Liabilities and Partners' Deficit
              ---------------------------------

     Liabilities:
         Mortgage loan payable                                                        $ 5,060,888         5,161,824
         Accounts payable and accrued expenses                                            288,337           140,633
                                                                                      -----------        ----------

                           Total liabilities                                            5,349,225         5,302,457
                                                                                      -----------        ----------
     Partners' deficit:
         The Partnership                                                               (1,360,406)       (1,429,609)
         RPILP-II                                                                      (1,161,575)       (1,230,778)
                                                                                      -----------        ----------

                           Total partners' deficit                                     (2,521,981)       (2,660,387)
                                                                                      -----------        ----------

                           Total liabilities and partners' deficit                    $ 2,827,244         2,642,070
                                                                                      ===========        ==========

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(7)  Investments in Joint Ventures, Continued
     ----------------------------------------

                              Operating Information
                              ---------------------
                                                                                 Years ended December 31,
                                                                                 ------------------------
                                                                         2003             2002              2001
                                                                         ----             ----              ----
     Income:
         Rental                                                       $  984,634          975,220           899,322
         Other                                                             2,231            5,335            11,812
                                                                      ----------        ---------       -----------

                           Total income                                  986,865          980,555           911,134
                                                                      ----------        ---------       -----------
     Expenses:
         Property operations                                             201,803          178,923           127,047
         Interest                                                        427,613          433,798           442,817
         Administrative:
              Affiliated parties                                          59,078           54,867            47,449
              Other                                                       15,965           26,047            20,009
                                                                      ----------        ---------       -----------

                           Total expenses                                704,459          693,635           637,322
                                                                      ----------        ---------       -----------

                           Net income                                 $  282,406          286,920           273,812
                                                                      ==========        =========       ===========

     Allocation of net income:
         The Partnership                                                 141,203          143,460           136,906
         RPILP-II                                                        141,203          143,460           136,906
                                                                      ----------        ---------       -----------

                           Total                                      $  282,406          286,920           273,812
                                                                      ==========        =========       ===========

     A reconciliation of the Partnership's investment in the Research Triangle Joint Venture is as follows:

                                                                         2003             2002              2001
                                                                         ----             ----              ----
     Investment in joint venture at beginning of year                 $ (145,955)        (172,215)         (195,421)
     Distributions from joint venture                                    (72,000)        (108,000)         (104,500)
     Amortization of excess purchase price                                (9,200)          (9,200)           (9,200)
     Allocation of net income                                            141,203          143,460           136,906
                                                                      ----------        ---------       -----------
     Losses in excess of investment in joint venture
         at end of year                                               $  (85,952)        (145,955)         (172,215)
                                                                      ==========        =========       ===========

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(8)  Lease (Lessee)
     --------------

     In connection with the development of property in Columbia, South Carolina, the Partnership entered into an operating lease with the Richland-Lexington Airport District for a period of sixty years, at $89,000 per year. In August of 2002, the lease was renegotiated with terms to recover amounts owing from 2001. The base amount of monthly rent was reduced to $58,760 per year. The amended lease provides that effective January 1, 2007 and each successive five year period throughout the remainder of the agreement, the rental rate shall increase by 5%. The lease covers nine acres located within the boundaries of the Columbia Metropolitan Airport in an area designated as a Foreign Trade Zone. The lease agreement includes an option to lease 5.5 acres of land. The terms of the lease agreement allow for the lessor to cancel the lease if the lessee (the Partnership) fails to make payment of the agreed upon rental within 30 days after receipt of written notice from the lessor that the rental payment is past due. The lease was transferred upon the sale of Inducon Columbia on July 31, 2003 (note 3).

(9)  Settlement of Lawsuit
     ---------------------

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

(9)  Settlement of Lawsuit, Continued
     --------------------------------

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

                                                                                                                    Schedule III
                                                                                                                    ------------
             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

                    Real Estate and Accumulated Depreciation
                                December 31, 2003



                                                                          Gross amounts at which
                                   Initial Cost to         Cost         Carried at Close of period
                                      Partnership      capitalized      --------------------------
 Property                        -------------------  subsequent to          Buildings and              Accumulated
Description      Encumbrances     Land     Buildings   acquisition    Land    improvements     Total    depreciation
-----------      ------------     ----     ---------   -----------    ----    ------------     -----    ------------
Research
Triangle JV
Raleigh, NC      $ 5,060,888     338,112    4,920,738    220,216     338,112    5,140,954    5,479,066    3,794,811
                 ===========     =======    =========    =======     =======    =========    =========    =========

(RESTUBBED TABLE)

                                                     Life
                                                   on which
                                                 depreciation
                                                   in latest
                             Date                 statement of
 Property                     of         Date      operations
Description              construction  acquired   is computed
-----------              ------------  --------   -----------
Research
Triangle JV
Raleigh, NC                  1983        8/92         -- *
                             ====        ====        ===








*In accordance with Statement of Financial Accounting Standards No. 144, no depreciation was recorded during the disposal period, January 1, 2001 through December 31, 2003.

                                                             Schedule III, Cont.
                                                             -------------------

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                    Real Estate and Accumulated Depreciation
                        December 31, 2003, 2002 and 2001

(1)  Cost for Federal income tax purposes - none.

(2) A reconciliation of the carrying amount of land and buildings as of December 31, 2003, 2002 and 2001 is as follows:

                                                                                Partnership Properties
                                                                                ----------------------
                                                                        2003             2002              2001
                                                                        ----             ----              ----
         Balance at beginning of year                               $ 12,527,712       19,631,530        19,631,530
         Additions                                                         6,132          114,016                --
         Dispositions (6)                                             12,533,844        7,217,834                --
                                                                    ------------      -----------      ------------
         Balance at end of year                                     $         --       12,527,712        19,631,530
                                                                    ============      ===========      ============

                                                                                Joint Venture Properties
                                                                                ------------------------
                                                                        2003             2002              2001
                                                                        ----             ----              ----
         Balance at beginning of year                               $  5,268,179        5,268,179         8,131,032
         Additions                                                       210,887               --                --
         Dispositions (5)                                                     --               --         2,862,853
                                                                    ------------      -----------         ---------
         Balance at end of year                                     $  5,479,066        5,268,179         5,268,179
                                                                    ============      ===========         =========

(3) A reconciliation of accumulated depreciation for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                                                Partnership Properties
                                                                                ----------------------
                                                                        2003             2002              2001
                                                                        ----             ----              ----
         Balance at beginning of year                               $  4,456,759        6,735,316         6,735,316
         Dispositions (6)                                              4,456,759        2,278,557                --
                                                                    ------------      -----------         ---------
         Balance at end of year (4)                                 $         --        4,456,759         6,735,316
                                                                    ============      ===========         =========

                                                                                Joint Venture Properties
                                                                                ------------------------
                                                                        2003             2002              2001
                                                                        ----             ----              ----
         Balance at beginning of year                               $  3,794,811        3,794,811         5,391,388
         Dispositions (5)                                                     --               --         1,596,577
                                                                    ------------     ------------         ---------
         Balance at end of year (4)                                 $  3,794,811        3,794,811         3,794,811
                                                                    ============     ============         =========

(4)  Balance applies entirely to buildings and improvements.
(5)  Sale of Carriage House of Englewood Apartments in 2001.
(6) Sale of Stonegate Townhouses, Inducon Columbia, and Pomeroy Park Apartments in 2003, and Countrybrook Estates and Beaver Creek Apartments in 2002.
                                      F-18