Form 10-Q
period 2004-03-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2004-05-17
CIK 822783

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from __________ to __________

Commission File Number: 0-17466


             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



       Delaware                                          16-1309987
-----------------------                      --------------------------------
(State of organization)                      (IRS Employer Identification No.)


2350 North Forest Road, Suite 12A,Getzville, New York  14068
------------------------------------------------------------
(Address of principal executive offices)

(716) 636-0280
--------------
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]    No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes [ ]    No [X]

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                                      Condensed Consolidated Balance Sheets
                                      -------------------------------------

                                                                              (Unaudited)
                                                                               March 31,            December 31,
                                                                                  2004                  2003
                                                                             ---------------       ---------------
                            Assets
--------------------------------------------------------
Cash and equivalents                                                         $    1,176,770             1,214,336
Other assets                                                                          5,000                66,520
                                                                             ---------------       ---------------
     Total assets                                                            $    1,181,770             1,280,856
                                                                             ===============       ===============

                   Liabilities and Partners' Equity
--------------------------------------------------------
Accounts payable and accrued expenses                                                59,861                78,669
Payable to affiliates                                                                24,395                24,408
Equity in losses of unconsolidated joint venture
     in excess of investment                                                         70,665                85,952
Partners' equity                                                                  1,026,849             1,091,827
                                                                             ---------------       ---------------
     Total liabilities and partners' equity                                  $    1,181,770             1,280,856
                                                                             ===============       ===============

                                Condensed Consolidated Statements of Operations
                                -----------------------------------------------
                                                  (Unaudited)
                                                                                Three months ended March 31,
                                                                             ------------------------------------
                                                                                 2004                  2003
                                                                             --------------        --------------
Rental income                                                                 $          -               547,706
Other income                                                                         4,097                73,409
                                                                             --------------        --------------
     Total income                                                                    4,097               621,115
                                                                             --------------        --------------
Property operating costs                                                            37,063               424,232
Administrative expense - affiliates                                                  9,000                75,038
Other administrative expense                                                        38,299                69,227
Interest                                                                                 -               190,493
                                                                             --------------        --------------
     Total expenses                                                                 84,362               758,990
                                                                             --------------        --------------
Loss before equity in earnings of joint venture                                    (80,265)             (137,875)
Equity in earnings of joint venture                                                 15,287                38,538
                                                                             --------------        --------------
     Net loss                                                                $     (64,978)              (99,337)
                                                                             ==============        ==============
Net loss per limited partnership unit                                        $        (.40)                 (.61)
                                                                             ==============        ==============
Weighted average limited partnership units outstanding                             157,378               157,378
                                                                             ==============        ==============

                                Condensed Consolidated Statements of Cash Flows
                                -----------------------------------------------
                                                  (Unaudited)
                                                                                 Three month ended March 31
                                                                             ------------------------------------
                                                                                 2004                  2003
                                                                             --------------        --------------
Cash provided (used) by:
Operating activities:
     Net loss:                                                               $     (64,978)              (99,337)
          Adjustments - other, principally changes
               in other assets and liabilities                                      27,412               (56,279)
                                                                             --------------        --------------
          Net cash used by operating activities                                    (37,566)             (155,616)
                                                                             --------------        --------------
Investing activities:
     Additions to property and equipment                                                 -                (6,132)
     Payments on note receivable                                                         -                 1,355
     Distributions from joint venture                                                    -                43,000
                                                                             --------------        --------------
          Net cash provided by investing activities                                      -                38,223
                                                                             --------------        --------------
Financing activities - principal payments on mortgage loans                              -               (23,906)
                                                                             --------------        --------------
Net decrease in cash and equivalents                                               (37,566)             (141,299)
Cash and equivalents at beginning of period                                      1,214,336               260,089
                                                                             --------------        --------------
Cash and equivalents at end of period                                        $   1,176,770               118,790
                                                                             ==============        ==============

                   Notes to Consolidated Financial Statements
                   Three months ended March 31, 2004 and 2003
                                   (Unaudited)

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

Basis of Presentation
---------------------

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership's significant accounting policies are set forth in its December 31, 2003 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment
----------------------

At March 31, 2004, the Partnership had an interest in a joint venture, as described below. The joint venture property is being actively marketed for sale and, therefore, is not being depreciated. The Partnership sold its remaining wholly-owned property in 2003. Depreciation expense not recorded for the three month period ended March 31, 2003 was approximately $105,000.

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

                                              Balance Sheet Information
                                              -------------------------
                                                                                 March 31,             December 31,
                                                                                   2004                    2003
                                                                             ----------------       -----------------
       Net property, held for sale                                           $     1,697,152               1,684,255
       Cash and equivalents                                                            3,343                  26,667
       Escrow deposits                                                               707,094                 871,080
       Other assets                                                                  253,450                 245,242
                                                                             ----------------       -----------------
            Total assets                                                     $     2,661,039               2,827,244
                                                                             ================       =================
       Liabilities:
            Mortgage loan payable                                                  5,034,084               5,060,888
            Accounts payable and accrued expenses                                    113,762                 288,337
                                                                             ----------------       -----------------
                                                                                   5,147,846               5,349,225
                                                                             ----------------       -----------------
       Partners' deficit:
            The Partnership                                                       (1,342,819)             (1,360,406)
            RPILP - II                                                            (1,143,988)             (1,161,575)
                                                                             ----------------       -----------------
                                                                                  (2,486,807)             (2,521,981)
                                                                             ----------------       -----------------
            Total liabilities and partners' deficit                          $     2,661,039               2,827,244
                                                                             ================       =================

                                                Operating Information
                                                ---------------------
                                                                                  Three months ended March 31,
                                                                             ----------------------------------------
                                                                                   2004                    2003
                                                                             ----------------       -----------------
       Rental income                                                         $       199,500                 199,500
       Other                                                                          46,450                  47,944
                                                                             ----------------       -----------------
            Total income                                                             245,950                 247,444
                                                                             ----------------       -----------------
       Property operating costs                                                       90,830                  42,096
       Interest                                                                      105,234                 106,293
       Administrative                                                                 14,712                  17,379
                                                                             ----------------       -----------------
            Total expenses                                                           210,776                 165,768
                                                                             ----------------       -----------------
            Net income                                                       $        35,174                  81,676
                                                                             ================       =================
       Allocation of net income:
            The Partnership                                                           17,587                  40,838
            RPILP - II                                                                17,587                  40,838
                                                                             ----------------       -----------------
                                                                             $        35,174                  81,676
                                                                             ================       =================

Current Accounting Pronouncements
---------------------------------

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." In December 2003, the FASB reissued FIN No. 46R with certain modifications and clarifications. This pronouncement became effective for the Partnership on March 31, 2004 and did not have any effect on its consolidated financial statements.

PART I - Item 2. Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations
                 -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. In 2002, the Partnership sold two of its properties (Beaver Creek and Countrybrook). In 2003, the Partnership sold its remaining three properties (Pomeroy Park, Inducon Columbia, and Stonegate Townhouses). The sales proceeds enabled the Partnership to make a distribution to the limited partners in the last quarter of 2003 in the amount of $2,500,000. Assets consisted primarily of cash, which amounted to approximately $1,177,000, at March 31, 2004. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As a result of the sale of its remaining wholly-owned properties, the Partnership's rental operations ceased in 2003. Operations for the three months ended March 31, 2004 consisted primarily of ownership of the joint venture investment, administrative costs and professional fees.

PART I - Item 3. Quantitative and Qualitative Disclosures About Market Risk
                 ----------------------------------------------------------

The Partnership invests in only short-term money market instruments, in amounts in excess of daily working cash requirements. The rates of earnings on those investments increase or decrease in line with general movement of interest rates.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceeding
        ----------------

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership's settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2003.

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




              May 17, 2004                   /s/ Joseph M. Jayson
              ------------                   ------------------------------
                  Date                       Joseph M. Jayson,
                                             Individual General Partner and
                                             Principal Financial Officer