Form 10-Q
period 2004-06-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2004-08-16
CIK 822783

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

                                       or

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


2350 North Forest Road, Suite 35B,Getzville, New York 14068
-----------------------------------------------------------
(Address of principal executive offices)

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

                                        Condensed Consolidated Balance Sheets
                                        -------------------------------------


                                                                                       (Unaudited)
                                                                                         June 30,        December 31,
                                                                                           2004             2003
                                                                                      --------------   --------------
                     Assets
--------------------------------------------------
Cash and equivalents                                                                  $      982,824        1,214,336
Receivable from affiliates                                                                   140,546               --
Other assets                                                                                   5,000           66,520
                                                                                      --------------   --------------

     Total assets                                                                     $    1,128,370        1,280,856
                                                                                      ==============   ==============


        Liabilities and Partners' Equity
--------------------------------------------------
Accounts payable and accrued expenses                                                         69,309           78,669
Payable to affiliates                                                                             --           24,408
Equity in losses of unconsolidated joint venture
     in excess of investment                                                                  48,860           85,952
Partners' equity                                                                           1,010,201        1,091,827
                                                                                      --------------   --------------

    Total liabilities and partners' equity                                            $    1,128,370        1,280,856
                                                                                      ==============   ==============


                                      Condensed Consolidated Statements of Operations
                                      -----------------------------------------------
                                                      (Unaudited)


                                                      Three months ended June 30,        Six months ended June 30,
                                                     ----------------------------        ------------------------
                                                        2004              2003             2004             2003
                                                     ----------        ----------        ----------    ----------
Rental income                                        $       --           598,266                --     1,145,972
Other income                                              3,833           119,376             7,930       192,785
                                                     ----------        ----------        ----------    ----------
     Total income                                         3,833           717,642             7,930     1,338,757
                                                     ----------        ----------        ----------    ----------
Property operating costs                                 26,321           450,248            63,384       874,480
Administrative expense - affiliates                          --            70,262             9,000       145,300
Other administrative expense                             15,965            60,253            54,264       129,480
Interest                                                     --           174,522                --       365,015
                                                     ----------        ----------        ----------    ----------
     Total expenses                                      42,286           755,285           126,648     1,514,275
                                                     ----------        ----------        ----------    ----------
Loss before equity in joint venture and gain
     on sale of property                                (38,453)          (37,643)         (118,718)     (175,518)
Equity in earnings of joint venture                      21,805            22,912            37,092        61,450
Gain on sale of property                                     --           924,091                --       924,091
                                                     ----------        ----------        ----------    ----------
     Net income (loss)                               $  (16,648)          909,360           (81,626)      810,023
                                                     ==========        ==========        ==========    ==========
Net income (loss) per limited partnership unit       $     (.10)             5.02              (.50)         4.41
                                                     ==========        ==========        ==========    ==========
Weighted average limited partnership units
     outstanding                                        157,378           157,378           157,378       157,378
                                                     ==========        ==========        ==========    ==========


                                   Condensed Consolidated Statements of Cash Flows
                                   -----------------------------------------------
                                                     (Unaudited)
                                                                                         Six months ended June 30,
                                                                                        --------------------------
                                                                                           2004            2003
                                                                                        ------------   -----------
Cash provided (used) by:
Operating activities:
     Net income (loss)                                                                  $   (81,626)       810,023
     Adjustments:
        Gain on sale of property                                                                 --       (924,091)
        Other, principally changes in other assets and liabilities                         (149,886)       (36,336)
                                                                                        -----------    -----------
          Net cash used in operating activities                                            (231,512)      (150,404)
                                                                                        -----------    -----------
Investing activities:
     Net proceeds from sale of property                                                          --      2,715,340
     Distributions from joint venture                                                            --         53,000
     Additions to property and equipment                                                         --         (6,132)
                                                                                        -----------    -----------
          Net cash provided by investing activities                                              --      2,762,208
                                                                                        -----------    -----------
Financing activities - principal payments on mortgage loans                                      --     (1,801,445)
                                                                                        -----------    -----------
Net increase (decrease) in cash and equivalents                                            (231,512)       810,359
Cash and equivalents at beginning of period                                               1,214,336        260,089
                                                                                        -----------    -----------
Cash and equivalents at end of period                                                   $   982,824      1,070,448
                                                                                        ===========    ===========

                   Notes to Consolidated Financial Statements
                     Six months ended June 30, 2004 and 2003
                                   (Unaudited)

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

Property and Equipment
----------------------

At June 30, 2004, the Partnership had an interest in a joint venture, as described below. The joint venture property is being actively marketed for sale and, therefore, is not being depreciated. The Partnership sold its remaining wholly-owned property in 2003. Depreciation expense not recorded for the three and six month periods ended June 30, 2003 was approximately $105,000 and $210,000, respectively.

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

                                              Balance Sheet Information
                                              -------------------------
                                                                                         June 30,      December 31,
                                                                                           2004            2003
                                                                                        -----------    -----------
Assets:
     Net property, held for sale                                                        $ 1,697,152      1,684,255
     Cash and equivalents                                                                    31,343         26,667
     Escrow deposits                                                                        745,764        871,080
     Other assets                                                                           199,225        245,242
                                                                                        -----------    -----------
          Total assets                                                                  $ 2,673,484      2,827,244
                                                                                        ===========    ===========

Liabilities:
     Mortgage loan payable                                                                5,007,843      5,060,888
     Accounts payable and accrued expenses                                                  104,238        288,337
                                                                                        -----------    -----------
          Total liabilities                                                               5,112,081      5,349,225
                                                                                        -----------    -----------

Partners' deficit:
     The Partnership                                                                     (1,318,714)    (1,360,406)
     RPILP - II                                                                          (1,119,883)    (1,161,575)
                                                                                        -----------    -----------
          Total partners' deficit                                                        (2,438,597)    (2,521,981)
                                                                                        -----------    -----------
          Total liabilities and partners' deficit                                       $ 2,673,484      2,827,244
                                                                                        ===========    ===========

                                               Operating Information
                                               ---------------------

                                                      Three months ended June 30,        Six months ended June 30,
                                                      --------------------------        ---------------------------
                                                         2004             2003            2004               2003
                                                      ---------         --------        --------           --------
Rental income                                          $199,500          199,500         399,000            399,000
Other                                                    46,062           50,773          92,512             98,717
                                                       --------         --------        --------           --------
     Total income                                       245,562          250,273         491,512            497,717
                                                       --------         --------        --------           --------
Property operating costs                                 55,784           73,900         146,614            115,996
Interest                                                105,675          106,856         210,909            213,149
Administrative                                           35,893           19,093          50,605             36,472
                                                       --------         --------        --------           --------
     Total expenses                                     197,352          199,849         408,128            365,617
                                                       --------         --------        --------           --------
     Net income                                        $ 48,210           50,424          83,384            132,100
                                                       ========         ========        ========           ========
Allocation of net income:
     The Partnership                                     24,105           25,212          41,692             66,050
     RPILP - II                                          24,105           25,212          41,692             66,050
                                                       --------         --------        --------           --------
                                                       $ 48,210           50,424          83,384            132,100
                                                       ========         ========        ========           ========

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

PART I - Item 2. Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations
                 -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership sold two of its properties (Beaver Creek and Countrybrook) during 2002, and in 2003 sold its remaining three properties (Pomeroy Park, Inducon Columbia, and Stonegate Townhouses). The sales proceeds enabled the Partnership to make a distribution to the limited partners in the last quarter of 2003 in the amount of $2,500,000. Assets consisted primarily of cash, which amounted to approximately $983,000, at June 30, 2004. In accordance with the settlement of the lawsuit (Part II, Item
1), it is anticipated that with the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As a result of the sale of its remaining wholly-owned properties, the Partnership's rental operations ceased in 2003. Operations for the three and six months ended June 30, 2004 consisted primarily of ownership of the joint venture investment, administrative costs and professional fees.

PART I - Item 3. Quantitative and Qualitative Disclosures About Market Risk
                 ----------------------------------------------------------

The Partnership's cash equivalents are short-term, interest-bearing bank accounts. It has not entered into any derivative contracts. Therefore, it has no market risk exposure.

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




        August 16, 2004                          /s/ Joseph M. Jayson
        ---------------                          ------------------------------
             Date                                Joseph M. Jayson,
                                                 Individual General Partner and
                                                 Principal Financial Officer