Form 10-Q
period 2004-09-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2004-11-15
CIK 822783

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

                                       or

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

(716) 636-0280
-------------------------------
(Registrant's telephone number)

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

                                        Condensed Consolidated Balance Sheets
                                        -------------------------------------


                                                                                       (Unaudited)
                                                                                      September 30,      December 31,
                                                                                          2004               2003
                                                                                     ----------------  ----------------
                       Assets
-----------------------------------------------------
Cash and equivalents                                                                 $        875,190         1,214,336
Receivable from affiliates                                                                    163,122                --
Other assets                                                                                    6,677            66,520
                                                                                     ----------------  ----------------

     Total assets                                                                    $      1,044,989         1,280,856
                                                                                     ================  ================


          Liabilities and Partners' Equity
-----------------------------------------------------
Accounts payable and accrued expenses                                                          58,805            78,669
Payable to affiliates                                                                              --            24,408
Equity in losses of unconsolidated joint venture
     in excess of investment                                                                   26,283            85,952
Partners' equity                                                                              959,901         1,091,827
                                                                                     ----------------  ----------------

    Total liabilities and partners' equity                                           $      1,044,989         1,280,856
                                                                                     ================  ================

                                        Condensed Consolidated Statements of Operations
                                        -----------------------------------------------
                                                         (Unaudited)

                                                    Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                  ----------------------------------   --------------------------------
                                                        2004               2003              2004             2003
                                                  ----------------  ----------------   ---------------  ---------------
Rental income                                     $             --           232,319                --        1,378,291

Other income                                                 3,000            49,881            10,930          242,666
                                                  ----------------  ----------------   ---------------  ---------------
     Total income                                            3,000           282,200            10,930        1,620,957
                                                  ----------------  ----------------   ---------------  ---------------
Property operating costs                                    66,227           268,897           129,611        1,143,377
Administrative expense - affiliates                             --            31,939             9,000          177,239
Other administrative expense                                 9,650            70,210            63,914          199,690
Interest                                                        --           131,210                --          496,225
                                                  ----------------  ----------------   ---------------  ---------------
     Total expenses                                         75,877           502,256           202,525        2,016,531
                                                  ----------------  ----------------   ---------------  ---------------
Loss before equity in joint venture and gain
     on sale of property                                   (72,877)         (220,056)         (191,595)        (395,574)

Equity in earnings of joint venture                         22,577            36,109            59,669           97,559
Gain on sale of property                                        --            31,297                --          955,388
                                                  ----------------  ----------------   ---------------  ---------------
     Net income (loss)                            $        (50,300)         (152,650)         (131,926)         657,373
                                                  ================  ================   ===============  ===============
Net income (loss) per limited partnership unit    $           (.31)             (.96)             (.81)            3.44
                                                  ================  ================   ===============  ===============
Weighted average limited partnership units
     outstanding                                           157,378           157,378           157,378          157,378
                                                  ================  ================   ===============  ===============

                                   Condensed Consolidated Statements of Cash Flows
                                   -----------------------------------------------
                                                     (Unaudited)
                                                                                        Nine months ended Sept. 30,
                                                                                     ----------------------------------
                                                                                           2004              2003
                                                                                     ----------------- ----------------
Cash provided by (used in):
Operating activities:
     Net income (loss)                                                               $       (131,926)          657,373
     Adjustments:
        Gain on sale of properties                                                                 --          (955,388)
        Other, principally changes in other assets and liabilities                           (207,220)         (880,481)
                                                                                     ----------------   ---------------
          Net cash used in operating activities                                              (339,146)       (1,178,496)
                                                                                     ----------------   ---------------
Investing activities:
     Additions to property and equipment                                                           --            (6,132)
     Net proceeds from sale of properties                                                          --         5,928,935
     Distributions from joint ventures                                                             --            72,000
                                                                                     ----------------   ---------------
          Net cash provided by investing activities                                                --         5,994,803
                                                                                     ----------------   ---------------
Financing activities - principal payments on mortgage loans                                        --        (3,823,033)
                                                                                     ----------------   ---------------
Net increase (decrease) in cash and equivalents                                              (339,146)          993,274
Cash and equivalents at beginning of period                                                 1,214,336           260,089
                                                                                     ----------------   ---------------
Cash and equivalents at end of period                                                $        875,190         1,253,363
                                                                                     ================   ===============

                   Notes to Consolidated Financial Statements
                  Nine months ended September 30, 2004 and 2003
                                   (Unaudited)

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

Property and Equipment
----------------------

At September 30, 2004, the Partnership had an interest in a joint venture, as described below. The joint venture property is being actively marketed for sale and, therefore, is not being depreciated. The Partnership sold its remaining wholly-owned property in 2003. Depreciation expense not recorded for the three and nine month periods ended September 30, 2003 was approximately $41,000 and $246,000, respectively.

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

                                              Balance Sheet Information
                                              -------------------------
                                                                                      September 30,     December 31,
                                                                                           2004             2003
                                                                                      --------------   -------------
            Assets:
                 Net property, held for sale                                          $    1,737,281       1,684,255
                 Cash and equivalents                                                             --          26,667
                 Escrow deposits                                                             749,104         871,080
                 Other assets                                                                238,404         245,242
                                                                                      --------------   -------------
                      Total assets                                                    $    2,724,789       2,827,244
                                                                                      ==============   =============
            Liabilities:
                 Mortgage loan payable                                                     4,981,049       5,060,888
                 Accounts payable and accrued expenses                                       132,583         288,337
                                                                                      --------------   -------------
                      Total liabilities                                                    5,113,632       5,349,225
                                                                                      --------------   -------------
            Partners' deficit:
                 The Partnership                                                          (1,293,837)     (1,360,406)
                 RPILP - II                                                               (1,095,006)     (1,161,575)
                                                                                      --------------   -------------
                      Total partners' deficit                                             (2,388,843)     (2,521,981)
                                                                                      --------------   -------------
                      Total liabilities and partners' deficit                         $    2,724,789       2,827,244
                                                                                      ==============   =============

                                                Operating Information
                                                ---------------------

                                                      Three months ended Sept 30,         Nine months ended Sept 30,
                                                   ----------------------------------  -------------------------------
                                                          2004             2003              2004             2003
                                                   -----------------  ---------------  ---------------  --------------
          Rental income                            $         199,500          199,500          598,500         598,500
          Other                                               45,981           44,683          138,493         143,400
                                                   -----------------  ---------------  ---------------  --------------
               Total income                                  245,481          244,183          736,993         741,900
                                                   -----------------  ---------------  ---------------  --------------
          Property operating costs                            60,060           38,994          206,674         154,990
          Interest                                           105,017          107,481          315,926         320,630
          Administrative                                      30,650           20,888           81,255          57,360
                                                   -----------------  ---------------  ---------------  --------------
               Total expenses                                195,727          167,363          603,855         532,980
                                                   -----------------  ---------------  ---------------  --------------
               Net income                          $          49,754           76,820          133,138         208,920
                                                   =================  ===============  ===============  ==============
          Allocation of net income:
               The Partnership                                24,877           38,410           66,569         104,460
               RPILP - II                                     24,877           38,410           66,569         104,460
                                                   -----------------  ---------------  ---------------  --------------
                                                   $          49,754           76,820          133,138         208,920
                                                   =================  ===============  ===============  ==============

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

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership sold two of its properties (Beaver Creek and Countrybrook) during 2002, and in 2003 sold its remaining three properties (Pomeroy Park, Inducon Columbia, and Stonegate Townhouses). The sales proceeds enabled the Partnership to make a distribution to the limited partners in the last quarter of 2003 in the amount of $2,500,000. Assets consisted primarily of cash, which amounted to approximately $875,000 at September 30, 2004. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As a result of the sale of its remaining wholly-owned properties, the Partnership's rental operations ceased in 2003. Operations for the three and nine months ended September 30, 2004 consisted primarily of ownership of the joint venture investment, administrative costs and professional fees.

PART I - Item 3. Quantitative and Qualitative Disclosures About Market Risk
                 ----------------------------------------------------------

The Partnership's cash equivalents are short-term, non-interest bearing bank accounts. It has not entered into any derivative contracts. Therefore, it has no market risk exposure.

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

Item 5. Other Information
        -----------------

        (a) Reports on Form 8-K

            None.

Item 6. Exhibits
        --------

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




        November 15, 2004                 /s/ Joseph M. Jayson
        -----------------                 --------------------
              Date                        Joseph M. Jayson,
                                          Individual General Partner and
                                          Principal Financial Officer