Form 10-K
period 2004-12-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2005-03-31
CIK 822783

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                            FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004
                                             -----------------

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

2350 North Forest Road
Getzville, New York 14068
-------------------------
(Address of Principal Executive Office)

Registrant's Telephone Number: (716) 636-9090
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                                                            Partnership Interest


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by a check mark whether the registrant is an accelerated file (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

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

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2004 the Partnership has a 50% joint partner interest in Research Triangle Industrial Park Joint Venture, which owns an office/distribution facility in Raleigh, North Carolina. On August 28, 2002 and October 31, 2002, the Partnership sold Beaver Creek and Countrybrook Estates, respectively, to unaffiliated entities. On June 30, 2003, July 31, 2003, and December 17, 2003, the Partnership sold Pomeroy Park Apartments, Inducon Columbia, and Stonegate Townhouses, respectively, to unaffiliated entities. Refer to Item 7 and the notes to the financial statements for details of these transactions.

         It is anticipated that the Partnership will be entering into a sales contract in the near future (one to six months) which will be subject to sales conditions which are customary for sales contracts and there is no assurance that the sale will be consummated.

         The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the Partnership's properties are located. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenue or assets by geographic region, since, in management's view, such a presentation would not be significant to an understanding of the Partnership's business or financial results taken as a whole. As of December 31, 2004, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2004 were employees of the Corporate General Partner or its affiliates.

         The occupancy for each complex at December 31 was as follows:

           Property                        2004           2003           2002
           --------                        ----           ----           ----

Stonegate Townhouses                         -              -             94%
Pomeroy Park                                 -              -             70%
Inducon Columbia                             -              -             91%
Research Triangle                          100%           100%           100%

         The percent of total Partnership revenue generated by each complex for the last three years was as follows:

                                      2004            2003           2002
                                      ----            ----           ----

Beaver Creek                           -                -              8%
Countrybrook Estates                   -                -             25%
Stonegate Townhouses                   -               48%            24%
Pomeroy Park                           -               28%            28%
Inducon Columbia                       -               24%            15%

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

ITEM 2: PROPERTIES
------- ----------

         At December 31, 2004, the Partnership and its joint venture investees owned Research Triangle Industrial Park, a 150,000 square foot office/warehouse located in Raleigh, North Carolina. The property was purchased in 1992. The first mortgage loan on the property accrues interest at 8.06% and had a balance of $4,952,588 at December 31, 2004.

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

ITEM 4: SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
------- ----------------------------------------------------

         None.
                                     PART II
                                     -------

ITEM 5: MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
------- -------------------------------------------------------------

         There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2004, there were 1,614 record holders of units of limited partnership interest.

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

ITEM 6: SELECTED FINANCIAL DATA
------- -----------------------

                                                          At or for the years ended December 31,
                                   -------------------------------------------------------------------------------------
                                         2004                2003             2002            2001             2000
                                   -------------------------------------------------------------------------------------
Balance sheet data
Net rental property                $             -                  -      8,073,296       12,905,193       12,902,052
Total assets                               199,801          1,280,856      9,196,400       13,826,176       13,885,786
Mortgage loans payable                           -                  -      6,337,228       11,661,131       11,783,657
Partners' equity (deficit)                 158,304          1,091,827        791,467          (26,884)         642,321
                                   =====================================================================================
Operating data
Rental income                                    -          1,529,090      3,250,092        3,935,066        4,016,788
Other income                                12,669            253,117        320,936          279,387          235,859
                                   -------------------------------------------------------------------------------------

Total revenue                               12,669          1,782,207      3,571,028        4,214,453        4,252,647
                                   -------------------------------------------------------------------------------------
Property operating costs                   134,343          1,309,329      2,948,185        2,975,319        2,853,456
Depreciation                                     -                  -              -                -          521,290
Interest expense                                 -            470,866      1,039,007        1,129,347        1,151,708
Administrative expenses                     75,005            442,584        696,913          831,885          721,056
                                   -------------------------------------------------------------------------------------

Total expenses                             209,348          2,222,779      4,684,105        4,936,551        5,247,510
                                   -------------------------------------------------------------------------------------
Loss before gain on sale of
  properties and equity in joint
  venture operations                      (196,679)          (440,572)    (1,113,077)        (722,098)        (994,863)
Gain on sale of properties                       -          3,108,929      1,797,168                -                -
Equity in joint venture operations          92,278            132,003        134,260           52,893          102,165
                                   -------------------------------------------------------------------------------------
Net income (loss)                  $      (104,401)         2,800,360        818,351         (669,205)        (892,698)
                                   =====================================================================================
Cash flow data
Net cash provided (used) by:
Operating activities                      (253,094)        (1,843,939)      (860,011)         (63,983)         (71,141)
Investing activities                             -         11,635,414      6,381,641          103,443           62,272
Financing activities                      (829,122)        (8,837,228)    (5,323,903)        (122,526)        (110,056)
                                   -------------------------------------------------------------------------------------
Net increase (decrease) in
  cash and equivalents             $    (1,082,216)           954,247        197,727          (83,066)        (118,925)
                                   =====================================================================================
Per limited partnership unit:      $
Net income (loss)                            (0.64)             17.85           3.90            (4.10)           (5.50)
Distributions                      $          5.27              15.89              -                -                -
                                   =====================================================================================

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Liquidity and Capital Resources
-------------------------------

         Effective January 1, 2001, the Partnership began formally marketing all of its properties for sale. On August 28, 2002, the partnership sold Beaver Creek Apartments to an unaffiliated entity for cash of $2,320,000 and a $350,000 three-year promissory note from the purchaser, resulting in a net gain of approximately $770,000. On October 31, 2002, the Partnership sold Countrybrook

Estates to an unaffiliated entity for $5,200,000. After satisfaction of the $3,900,000 mortgage loan on the property and payment of closing costs, the net gain amounted to approximately $1,020,000. On June 30, 2003, the Partnership sold Pomeroy Park Apartments to an unaffiliated entity for cash of $4,000,000. After satisfaction of the $1,795,000 mortgage loan on the property, payment of closing costs, and the payment of a $150,000 termination fee, the net gain amounted to approximately $1,000,000. On July 31, 2003, the Partnership sold Inducon Columbia to an unaffiliated entity for cash of $3,150,000, resulting in a net loss of approximately $150,000. On December 17, 2003, the Partnership sold Stonegate Townhouses to an unaffiliated entity for cash of $5,150,000. After satisfaction of the $2,507,000 mortgage loan on the property and payment of closing costs, the net gain amounted to approximately $2,200,000. The sales proceeds enabled the Partnership to make a distribution to the limited partners in the last quarter of 2004 and 2003 in the amount of $829,122 and $2,500,000, respectively. There was no distribution in 2002. In accordance with the settlement of the lawsuit (Item 3) it is anticipated that with the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners. These distributions will be reduced by the amount of fees payable to the plaintiffs' legal counsel in connection with the settlement agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership's joint venture.

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

Results of Operations:
----------------------

         As a result of the sale of its remaining wholly-owned properties, the Partnership's rental operations ceased in 2003. Operations for the year ended December 31, 2004 primarily consisted of ownership of the joint investment, administrative costs, and professional fees.

2004 as compared to 2003
------------------------

         As discussed above, the decrease in most components of the consolidated statements of operations was a result of the remaining wholly-owned properties being sold in 2003 and rental operations ceasing at the time of the sales. Property operations expense primarily represented payments for legal fees, insurance costs and real estate taxes.

2003 as compared to 2002
------------------------

         The results of operations of the Partnership for the year ended December 31, 2003, before equity in earnings of joint ventures and a gain on sale of properties, excluding Pomeroy Park Apartments, Inducon Columbia, and Stonegate Townhouses (the "Sold Assets"), which were sold in 2003, and excluding Beaver Creek and Countrybrook (the "Sold Assets"), which were sold in 2002, produced a net loss of $341,783. Excluding the Sold Assets, the results of operations, before equity in earnings of joint ventures and a gain on sale of properties, was a net loss of $387,808 in 2002.

Joint Venture
-------------

         The Research Triangle Industrial Park Joint Venture experienced 100% occupancy in 2004 and 2003. Its 2004 net income decreased by approximately $80,000 from the 2003 net income. Rental income decreased approximately $8,000 due to a decrease in quarterly common area maintenance fees. Other income remained consistent from 2003 to 2004. Total expenses increased 10% mainly due to consulting fees, legal fees, commissions from the lease renewal, and resident management expenses and fees. Because the joint venture has had net income during each of the last three years, the Partnership's 50% equity has enabled the Partnership to receive cash distributions from the Venture of $72,000 in 2003 and $108,000 in 2002. In 2004, the Venture used cash from operations to reduce outstanding accounts payable and accrued expenses.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------- ----------------------------------------------------------

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

         None.

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

                                    PART III
                                    --------


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2004, are listed below. Each director is subject to election on an annual basis.

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

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 66, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in the real estate business for the last 42 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 42 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 23 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 64, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 33 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

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

         Realmark Property Investors Limited Partnership - VIA
         Attention:  Investor Relations
         2350 North Forest Road
         Getzville, New York 14068

ITEM 11: EXECUTIVE COMPENSATION
-------- ----------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2004. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in Item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 10,288.6 units of limited partnership interest amounting to approximately 6.5% of the Partnership interest at December 31, 2004. The general partners and the executive officers of the Corporate General Partners, as of December 31, 2004, owned 90 units of limited partnership interest. The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
-------- --------------------------------------

Audit Engagement: Toski, Schaefer & Co., P.C. was engaged as the Partnership's independent auditor for years 2004 and 2003. All fees incurred for the years ended December 31, 2004 and 2003 were approved by the Audit Committee.

Audit Fees: Audit fees for the audit of the Partnership's annual financial statements included in the Partnership's annual report on Form 10-K and those financial statements included in the Partnership's quarterly reports on Form 10-Q by Toski, Schaefer & Co., P.C. for the years ended December 31, 2004 and 2003 totaled $37,000 and $40,750, respectively.

Audit-Related Fees: None.

Tax Fees: The Partnership engaged Toski, Schaefer & Co., P.C. to provide tax filing and compliance services during the year ended December 31, 2004 and 2003. The fees for these service amounted to $6,835 and $6,745, respectively.

All Other Fees: None.

         The Audit Committee has set a policy that all fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee. All fees related to 2004 were pre-approved by the Audit Committee.

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

         The Audit Committee has the sole authority to retain and terminate the Partnership's independent auditors and approves all fees paid to the independent auditors. During 2004 and 2003, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. In addition, the Audit Committee has discussed with the independent auditors the auditors' independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors' independence.

         The Audit Committee discussed with the Partnership's independent auditors the overall scope and plans for their audit. The Audit Committee meets with the independent auditors to discuss the results of their examination, their evaluations of the Partnership's internal controls, and the overall quality of the Partnership's financial reporting.

         In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the General Partners (and the General Partners have approved) that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2004.

                                     PART IV
                                     -------

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
-------- ------------------------------------------------------------------

(a)      Consolidated Financial Statements                                             Page
         ---------------------------------                                             ----
         Independent Auditor's Report                                                   F-1
         Consolidated Balance Sheets as of December 31, 2004 and 2003                   F-2
         Consolidated Statements of Operations for the years ended
            December 31, 2004, 2003 and 2002                                            F-3
         Consolidated Statements of Partners' Equity for the years
            ended December 31, 2004, 2003 and 2002                                      F-4
         Consolidated Statements of Cash Flows for the years ended
            December 31, 2004, 2003 and 2002                                            F-5
         Notes to Consolidated Financial Statements                                     F-6

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

         None.

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

         14. Code of Ethics filed December 31, 2003, is incorporated herein by reference.

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - VI A


By:      /s/Joseph M. Jayson                                   March 31, 2005
         -------------------                                   --------------
         JOSEPH M. JAYSON,                                          Date
         Individual General Partner


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/Joseph M. Jayson                                   March 31, 2005
         -------------------                                   --------------
         JOSEPH M. JAYSON,                                          Date
         President, Treasurer and Director


         /s/Judith P. Jayson                                   March 31, 2005
         -------------------                                   --------------
         JUDITH P. JAYSON,                                          Date
         Vice President and Director

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

The Partners
Realmark Property Investors Limited
     Partnership - VI A:

We have audited the accompanying consolidated balance sheets of Realmark Property Investors Limited Partnership - VI A and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the general partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - VI A and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 8 to the consolidated financial statements, the Partnership settled a class and derivative lawsuit in which it was involved. As a result of this settlement, the Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take place within the next twelve months.


                                                /s/ TOSKI, SCHAEFER & CO., P.C.
                                                ------------------------------
                                                TOSKI, SCHAEFER & CO., P.C.

Williamsville, New York
March 29, 2005

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 2004 and 2003




                           Assets                                      2004          2003
                           ------                                      ----          ----
Cash and equivalents                                                $  132,120     1,214,336
Receivable from affiliated parties                                      62,681            --
Other assets                                                             5,000        66,520
                                                                    ----------     ---------

                           Total assets                             $  199,801     1,280,856
                                                                    ==========     =========


              Liabilities and Partners' Equity
              --------------------------------

Liabilities:
     Accounts payable and accrued expenses                              47,823        78,669
     Payable to affiliated parties                                          --        24,408
                                                                    ----------     ---------

                           Total liabilities                            47,823       103,077
                                                                    ----------     ---------

Equity in (gains) losses of unconsolidated joint
     venture in excess of investment                                    (6,326)       85,952

Partners' equity (deficit):
     General partners                                                 (215,332)     (212,200)
     Limited partners                                                  373,636     1,304,027
                                                                    ----------     ---------
                           Total partners' equity                      158,304     1,091,827
                                                                    ----------     ---------

                           Total liabilities and partner's equity   $  199,801     1,280,856
                                                                    ==========     =========























          See accompanying notes to consolidated financial statements

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                  Years Ended December 31, 2004, 2003 and 2002


                                                                          2004        2003          2002
                                                                          ----        ----          ----
Income:
     Rental                                                           $       --     1,529,090     3,250,092
     Interest and other income                                            12,669       253,117       320,936
                                                                      ----------   -----------   -----------
                           Total income                                   12,669     1,782,207     3,571,028
                                                                      ----------   -----------   -----------
Expenses:
     Property operations                                                 134,343     1,309,329     2,948,185
     Interest:
         Affiliated parties                                                   --        53,242        89,661
         Other                                                                --       417,624       949,346
     Administrative:
         Affiliate parties                                                20,206       201,225       415,566
         Other                                                            54,799       241,359       281,347
                                                                      ----------   -----------   -----------
                           Total expenses                                209,348     2,222,779     4,684,105
                                                                      ----------   -----------   -----------

Loss before gain on sale of properties and
     equity in earnings of joint ventures                               (196,679)     (440,572)   (1,113,077)

Gain on sale of properties                                                    --     3,108,929     1,797,168

Equity in earnings of joint ventures                                      92,278       132,003       134,260
                                                                      ----------   -----------   -----------

                           Net income (loss)                          $ (104,401)    2,800,360       818,351
                                                                      ==========   ===========   ===========


Net income (loss) per limited partnership unit                        $    (0.64)        17.85          3.90
                                                                      ==========   ===========   ===========

Distributions per limited partnership unit                            $     5.27         15.89            --
                                                                      ==========   ===========   ===========

Weighted average number of limited partnership
     units outstanding                                                   157,378       157,378       157,378
                                                                      ==========   ===========   ===========












          See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

                   Consolidated Statements of Partners' Equity
                  Years Ended December 31, 2004, 2003 and 2002



                                                                                       Limited Partners
                                                                         General       ----------------
                                                                         Partners     Units          Amount
                                                                         --------     -----          ------
Balances at December 31, 2001                                          $ (407,211)     157,378      380,327

Net income                                                                204,268           --      614,083
                                                                       ----------   ----------   ----------

Balances at December 31, 2002                                            (202,943)     157,378      994,410

Net income (loss)                                                          (9,257)          --    2,809,617

Distributions                                                                  --           --   (2,500,000)
                                                                       ----------   ----------   ----------

Balances at December 31, 2003                                            (212,200)     157,378    1,304,027

Net loss                                                                   (3,132)          --     (101,269)

Distributions                                                                  --           --     (829,122)
                                                                       ----------   ----------   ----------

Balances at December 31, 2004                                          $ (215,332)     157,378      373,636
                                                                       ==========   ==========   ==========


























          See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 2004, 2003 and 2002

                                                                                  2004           2003           2002
                                                                                  ----           ----           ----
Cash flows from operating activities:
     Net income (loss)                                                        $  (104,401)     2,800,360        818,351
     Adjustments to reconcile net income (loss) to
         net cash used in operating activities:
              Amortization                                                             --         76,478         56,491
              Equity in earnings of joint ventures                                (92,278)      (132,003)      (134,260)
              Gain on sale of properties                                               --     (3,108,929)    (1,797,168)
              Changes in:
                  Receivable from affiliated parties                              (62,681)            --             --
                  Escrow deposits                                                      --        122,193        106,303
                  Other assets                                                     61,520        (42,004)       (35,706)
                  Accounts payable and accrued expenses                           (30,846)      (182,744)      (162,471)
                  Accrued interest payable                                             --        (41,090)       (37,381)
                  Payable to affiliated parties                                   (24,408)    (1,317,403)       297,916
                  Security deposits and prepaid rents                                  --        (18,797)        27,914
                                                                              -----------   ------------    -----------

                           Net cash used in operating
                               activities                                        (253,094)    (1,843,939)      (860,011)
                                                                              -----------   ------------    -----------

Cash flows from investing activities:
     Proceeds from sale of properties                                                  --     11,221,312      6,385,891
     Payments on note receivable                                                       --        348,234          1,766
     Distributions received from joint venture                                         --         72,000        108,000
     Additions to property and equipment                                               --         (6,132)      (114,016)
                                                                              -----------   ------------    -----------

                           Net cash provided by investing
                               activities                                              --     11,635,414      6,381,641
                                                                              -----------   ------------    -----------

Cash flows from financing activities
     Principal payments on mortgage loans                                              --     (6,337,228)    (5,323,903)
     Distributions to partners                                                   (829,122)    (2,500,000)            --
                                                                              -----------   ------------    -----------

                           Net cash used in financing
                               activities                                        (829,122)    (8,837,228)    (5,323,903)
                                                                              -----------   ------------    -----------

Net increase (decrease) in cash and equivalents                                (1,082,216)       954,247        197,727

Cash and equivalents at beginning of year                                       1,214,336        260,089         62,362
                                                                              -----------   ------------    -----------

Cash and equivalents at end of year                                           $   132,120      1,214,336        260,089
                                                                              ===========   ============    ===========

Supplemental disclosure of cash flow information:

     Cash paid for interest                                                   $        --        443,767        929,027
                                                                              ===========   ============    ===========

     Note receivable issued for sale of property                              $        --             --        350,000
                                                                              ===========   ============    ===========



          See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

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

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued
----------------------------------------------------------

     (c) Property and Equipment
     --------------------------

         At December 31, 2004, the Partnership had an interest in a joint venture, as described in note 6. The Partnership reviews long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2004, no impairment in value has been recognized.

         The Partnership and its ventures' policy is to consider a property to be held for sale or disposition when the Partnership or venture has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership or venture has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. Any properties identified as "held for sale or disposition" are no longer depreciated. All the properties were held for sale in 2004, 2003 and 2002. Depreciation expenses not recorded in 2003 and 2002 amounted to $290,000 and $420,000, respectively.

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

     (f) Unconsolidated Joint Venture
     --------------------------------

         The Partnership's investment in Research Triangle Joint Venture is an unconsolidated joint venture which is accounted for on the equity method. This joint venture is not consolidated in the Partnership's financial statements because the Partnership is not the majority owner.

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

     (i) Fair Value of Financial Instruments
     ---------------------------------------

         The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2004.

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

         The partnership agreement also provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (note 8), it is anticipated that there will be no future distributions of net cash flow from operations. Sale or refinancing proceeds are distributed to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the limited partners. Distributions amounting to $829,122 and $2,500,000 were made in 2004 and 2003, respectively. There were no distributions to partners made in 2002.

     (k) Income Taxes
     ----------------

         No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2004, there was no difference in the tax bases of the net assets.

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

     (m) Recent Pronouncements
     -------------------------

         In April 2004, the EITF released Issue No. 03-06, "Participating Securities and the Two Class Method under SFAS No. 128, Earnings per Share", which addressed a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. It requires that undistributed earnings for the period be allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all the earnings for the period had been distributed in calculating earnings per share. EITF Issue No. 03-06 is effective for fiscal periods beginning after March 15, 2004. It requires that prior period earnings per share amounts be restated to ensure comparability year over year. The adoption of EITF Issue No. 03-06 did not have an impact on the Partnership's financial position, results of operations or cash flows.

         In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs, an amendment of ARB No 43, Chapter 4". The standard requires that abnormal amounts of idle capacity and spoilage cost should be excluded from the cost of inventory and expensed when incurred. The provision is effective for fiscal periods beginning after June 15, 2005. The Partnership does not believe this pronouncement will have a material effect on its financial position, results of operations or cash flows.

         In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions." SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Partnership does not believe this pronouncement will have a material effect on its financial position, results of operations or cash flows.

         In December 2004, the FASB released its final revised standard, SFAS No. 132R, "Share-Based Payment." SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued
----------------------------------------------------------

         recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS 123R is required for fiscal periods beginning after June 15, 2005. The Partnership does not believe this pronouncement will have a material effect on its financial position, results of operations or cash flows.

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

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(4) Note Receivable
-------------------

     In connection with the sale of Beaver Creek Apartments on August 28, 2002, the Partnership received a note from the purchaser amounting to $350,000. The note is secured by a second mortgage on Beaver Creek Apartments and a first mortgage on a home in Beaver, Pennsylvania. The first $250,000 of the note bears interest at the rate of 7.5% annually and is payable in monthly installments of $2,000 through August 28, 2005, at which time the remaining unpaid principal and any accrued interest are due and payable. The remaining $100,000 of the note is non-interest bearing and is due on August 28, 2005. However, the payment of the $100,000 may be extended for up to 2 years by the purchaser. If extended, the $100,000 of the note will bear interest at 7.5% annually. In 2003, the Partnership agreed to accept a payment of $329,094 in principal and $369 in interest as payment in full on this note receivable.

(5)  Related Party Transactions
-------------------------------

     The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                                       2004           2003              2002
                                                                       ----           ----              ----
         Property management fees based on a percent-
              age (generally 5%) of rental income                  $          -       79,745           165,912

         Reimbursement for cost of services to the
              Partnership that include investor relations,
              marketing of properties, professional fees,
              communications, supplies, accounting,
              printing, postage and other items                          20,206      121,480           249,654
                                                                   ------------    ---------        ----------
                                                                   $     20,206      201,225           415,556
                                                                   ============    =========        ==========

     In addition to the above, other properties specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's consolidated statements of operations. Receivables from and payables to affiliated parties are due on demand and bear interest at 11%.

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

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(5)  Related Party Transactions, Continued
------------------------------------------

     Distributions
     -------------

     U.S. Apartments, LLC, is an affiliated company in which the Individual General Partner of Realmark Property Investors Limited Partnership - VIA is the sole member. U.S. Apartments, LLC owns 9,811.1 units of limited partnership interest and received its proportionate share of distributable proceeds amounting to $50,138 and $155,853 in December 2004 and 2003, respectively, from the sale of properties (note 3).

(6)  Investment in Unconsolidated Joint Venture
-----------------------------------------------

     The Partnership has a 50% interest in a joint venture with Realmark Property Investors Limited Partnership - II (RPILP - II), an entity affiliated through common general partners. The Venture owns and operates the Research Triangle Industrial Park West, an office/warehouse facility located in Research Triangle Park, North Carolina. The joint venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 50% to the Partnership and 50% to RPILP - II.

     Summary financial information for the Venture follows:

                            Balance Sheet Information
                            -------------------------
                                                                                             December 31,
                                                                                             ------------
              Assets                                                                   2004                 2003
              ------                                                                   ----                 ----
     Property, net of accumulated depreciation                                     $    1,737,281         1,684,255
     Cash and equivalents                                                                       -            26,667
     Escrow deposits                                                                      731,672           871,080
     Other assets                                                                         241,414           245,242
                                                                                   --------------      ------------

                           Total assets                                            $    2,710,637         2,827,244
                                                                                   ==============      ============

              Liabilities and Partners' Deficit
              ---------------------------------

     Liabilities:
         Mortgage loan payable                                                          4,952,588         5,060,888
         Accounts payable and accrued expenses                                             76,804           288,337
                                                                                   --------------      ------------

                           Total liabilities                                            5,029,392         5,349,225
                                                                                   --------------      ------------

     Partners' deficit:
         The Partnership                                                               (1,258,928)       (1,360,406)
         RPILP - II                                                                    (1,060,097)       (1,161,575)
                                                                                   --------------      ------------

                           Total partners' deficit                                     (2,319,025)       (2,521,981)
                                                                                   --------------      ------------

                           Total liabilities and partners' deficit                 $    2,710,367         2,827,244
                                                                                   ==============      ============

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued



(6)  Investment in Unconsolidated Joint Venture, Continued
----------------------------------------------------------

                              Operating Information
                              ---------------------

                                                                               Years ended December 31,
                                                                               ------------------------
                                                                       2004               2003              2002
                                                                       ----               ----              ----
     Income:
         Rental                                                    $     976,950          984,634           975,220
         Other                                                             1,772            2,231             5,335
                                                                   -------------      -----------       -----------
                           Total income                                  978,722          986,865           980,555
                                                                   -------------      -----------       -----------
     Expenses:
         Property operations                                             254,302          201,803           178,923
         Interest                                                        418,830          427,613           433,798
         Administrative:
              Affiliated parties                                          58,617           59,078            54,867
              Other                                                       44,017           15,965            26,047
                                                                   -------------      -----------       -----------
                           Total expenses                                775,766          704,459           693,635
                                                                   -------------      -----------       -----------
                           Net income                              $     202,956          282,406           286,920
                                                                   =============      ===========       ===========

     Allocation of net income:
         The Partnership                                                 101,478          141,203           143,460
         RPILP - II                                                      101,478          141,203           143,460
                                                                   -------------      -----------       -----------
                           Total                                   $     202,956          282,406           286,920
                                                                   =============      ===========       ===========

     A reconciliation of the Partnership's investment in the Research Triangle Joint Venture is as follows:

                                                                        2004              2003               2002
                                                                        ----              ----               ----
     Investment in joint venture at beginning of year             $      (85,952)        (145,955)         (172,215)
     Distributions from joint venture                                          -          (72,000)         (108,000)
     Amortization of excess purchase price                                (9,200)          (9,200)           (9,200)
     Allocation of net income                                            101,478          141,203           143,460
                                                                  --------------        ---------         ---------
     Gains (losses) in excess of investment in joint
         venture at end of year                                   $        6,326          (85,952)         (145,955)
                                                                  ==============        =========         =========

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(7)  Lease (Lessee)
-------------------

     In connection with the development of property in Columbia, South Carolina, the Partnership entered into an operating lease with the Richland-Lexington Airport District for a period of sixty years, at $89,000 per year. In August of 2002, the lease was renegotiated with terms to recover amounts owing from 2001. The base amount of monthly rent was reduced to $58,760 per year. The amended lease provides that effective January 1, 2007 and each successive five year period throughout the remainder of the agreement, the rental rate shall increase by 5%. The lease covers nine acres located within the boundaries of the Columbia Metropolitan Airport in an area designated as a Foreign Trade Zone. The lease agreement includes an option to lease 5.5 acres of land. The terms of the lease agreement allow for the lessor to cancel the lease if the lessee (the Partnership) fails to make payment of the agreed upon rental within 30 days after receipt of written notice from the lessor that the rental payment is past due. The lease was terminated upon the sale of Inducon Columbia on July 31, 2003 (note 3).

(8)  Settlement of Lawsuit
--------------------------

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

     On August 29, 2001, the parties entered into a Stipulation of Settlement (the "Settlement"). On October 4, 2001, the Court issued an "Order Preliminarily Approving Settlement" (the "Hearing Order") and on November 29, 2001, the court issued an "Order and Final Judgment Approving Settlement and Awarding Fees and Expenses" and dismissing the complaints with predjudice. The Settlement provided, among other things, that:

     o The payable to the general partners and/or their affiliates by Realmark Property Investors Limited Partnership - VI A at March 31, 2001, in the amount of $481,598, cease to accrue interest.

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



(8)  Settlement of Lawsuit, Continued
-------------------------------------

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

                                                                                                    Schedule III
                                                                                                    ------------

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

                    Real Estate and Accumulated Depreciation

                                December 31, 2004


                                                                          Gross amounts at which
                                   Initial Cost to         Cost         Carried at Close of period
                                      Partnership      capitalized      --------------------------
 Property                        -------------------  subsequent to          Buildings and              Accumulated
Description      Encumbrances     Land     Buildings   acquisition    Land    improvements     Total    depreciation
-----------      ------------     ----     ---------   -----------    ----    ------------     -----    ------------
Research
Triangle JV
Raleigh, NC      $ 4,952,588    338,112    4,920,738      220,216    338,112    5,193,980    5,532,092    3,794,811
                 ===========    =======    =========      =======    =======    =========    =========    =========

(RESTUBBED TABLE)

                                                     Life
                                                   on which
                                                 depreciation
                                                   in latest
                             Date                 statement of
 Property                     of         Date      operations
Description              construction  acquired   is computed
-----------              ------------  --------   -----------
Research
Triangle JV
Raleigh, NC                  1983        8/92          - *
                             ====        ====         ====

*In accordance with Statement of Financial Accounting Standards No. 144, no depreciation was recorded during the disposal period, January 1, 2001 through December 31, 2004.

                                                                                                    Schedule III, Cont.
                                                                                                    -------------------

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                    Real Estate and Accumulated Depreciation
                        December 31, 2004, 2003 and 2002

(1)  Cost for Federal income tax purposes - none.

(2) A reconciliation of the carrying amount of land and buildings as of December 31, 2004, 2003 and 2002 is as follows:

                                                                                Partnership Properties
                                                                                ----------------------
                                                                    2004                 2003               2002
                                                                    ----                 ----               ----
         Balance at beginning of year                           $          -           12,527,712        19,631,530
         Additions                                                         -                6,132           114,016
         Dispositions (5)                                                  -          (12,533,844)       (7,217,834)
                                                                ------------          -----------        ----------
         Balance at end of year                                 $          -                    -        12,527,712
                                                                ============          ===========        ==========

                                                                               Joint Venture Properties
                                                                               ------------------------
                                                                       2004               2003              2002
                                                                       ----               ----              ----
         Balance at beginning of year                            $     5,479,066        5,268,179         5,268,179
         Additions                                                        53,026          210,887                 -
                                                                 ---------------        ---------       -----------
         Balance at end of year                                  $     5,532,092        5,479,066         5,268,179
                                                                 ===============        =========       ===========

(3) A reconciliation of accumulated depreciation for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                                                              Partnership Properties
                                                                              ----------------------
                                                                    2004                 2003              2002
                                                                     ----                 ----              ----
         Balance at beginning of year                            $         -            4,456,759         6,735,316
         Dispositions (5)                                                  -           (4,456,759)       (2,278,557)
                                                                 -----------           ----------        ----------
         Balance at end of year (4)                              $         -                    -         4,456,759
                                                                 ===========           ==========        ==========

                                                                              Joint Venture Properties
                                                                              ------------------------
                                                                       2004               2003               2002
                                                                       ----               ----               ----
         Balance at beginning and end of year (4)                $     3,794,811        3,794,811         3,794,811
                                                                 ===============        =========         =========

(4)  Balance applies entirely to buildings and improvements.

(5) Sale of Stonegate Townhouses, Inducon Columbia, and Pomeroy Park Apartments in 2003, and Countrybrook Estates and Beaver Creek Apartments in 2002.
                                      F-17