Form 10-Q
period 2005-03-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2005-05-16
CIK 822783

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

                                       or

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


2350 North Forest Road, Getzville, New York 14068
-------------------------------------------------
(Address of principal executive offices)

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

                                      Condensed Consolidated Balance Sheets
                                      -------------------------------------

                                                                              (Unaudited)
                                                                               March 31,            December 31,
                                                                                  2005                  2004
                                                                             ---------------       ---------------
                        Assets
-----------------------------------------------
Cash and equivalents                                                         $       73,409              132,120
Receivable from affiliates                                                           80,292               62,681
Other assets                                                                          5,000                5,000
                                                                             ---------------       ---------------
     Total assets                                                            $      158,701              199,801
                                                                             ===============       ===============

             Liabilities and Partners' Equity
-----------------------------------------------
Accounts payable and accrued expenses                                                46,731               47,823
Equity in gains of unconsolidated joint venture
     in excess of investment                                                        (37,836)              (6,326)
Partners' equity                                                                    149,806              158,304
                                                                             ---------------       ---------------
     Total liabilities and partners' equity                                  $      158,701              199,801
                                                                             ===============       ===============

                                Condensed Consolidated Statements of Operations
                                -----------------------------------------------
                                                  (Unaudited)
                                                                                Three months ended March 31,
                                                                             ------------------------------------
                                                                                 2005                  2004
                                                                             --------------        --------------
Interest and other income                                                    $       4,023                 4,097
                                                                             --------------        --------------
Property operating costs                                                                 -                37,063
Administrative expense - affiliates                                                  3,025                 9,000
Other administrative expense                                                        41,006                38,299
                                                                             --------------        --------------
     Total expenses                                                                 44,031                84,362
                                                                             --------------        --------------
Loss before equity in earnings of joint venture                                    (40,008)              (80,265)
Equity in earnings of joint venture                                                 31,510                15,287
                                                                             --------------        --------------
     Net loss                                                                $      (8,498)              (64,978)
                                                                             ==============        ==============
Net loss per limited partnership unit                                        $        (.05)                 (.40)
                                                                             ==============        ==============
Weighted average limited partnership units outstanding                             157,378               157,378
                                                                             ==============        ==============

                                Condensed Consolidated Statements of Cash Flows
                                -----------------------------------------------
                                                  (Unaudited)
                                                                                 Three month ended March 31,
                                                                             ------------------------------------
                                                                                 2005                   2004
                                                                             --------------        --------------
Cash provided (used) by:
Operating activities:
     Net loss                                                                $      (8,498)              (64,978)
     Adjustments - other, principally changes
               in other assets and liabilities                                     (50,213)               27,412
                                                                             --------------        --------------
          Net cash used by operating activities                                    (58,711)              (37,566)
Cash and equivalents at beginning of period                                        132,120             1,214,336
                                                                             --------------        --------------
Cash and equivalents at end of period                                        $      73,409             1,176,770
                                                                             ==============        ==============

                   Notes to Consolidated Financial Statements
                   Three months ended March 31, 2005 and 2004
                                   (Unaudited)

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

Basis of Presentation
---------------------

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership's significant accounting policies are set forth in its December 31, 2004 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment
----------------------

At March 31, 2005, the Partnership had an interest in a joint venture, as described below. The joint venture property is being actively marketed for sale and, therefore, is not being depreciated. The Partnership sold its remaining wholly-owned property in 2003.

Investment in Joint Venture
---------------------------

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

                                              Balance Sheet Information
                                              -------------------------
                                                                                March 31,           December 31,
                                                                                  2005                    2004
                                                                             ----------------       -----------------
       Assets:
            Net property, held for sale                                      $     1,737,281               1,737,281
            Cash and equivalents                                                     163,202                      --
            Escrow deposits                                                          743,885                 731,672
            Other assets                                                             102,678                 241,414
                                                                             ----------------       -----------------
                 Total assets                                                $     2,747,046               2,710,367
                                                                             ================       =================

       Liabilities:
            Mortgage loan payable                                                  4,922,458               4,952,588
            Accounts payable and accrued expenses                                     75,993                  76,804
                                                                             ----------------       -----------------
                 Total liabilities                                                 4,998,451               5,029,392
                                                                             ----------------       -----------------

       Partners' deficit:
            The Partnership                                                       (1,225,118)             (1,258,928)
            RPILP - II                                                            (1,026,287)             (1,060,097)
                                                                             ----------------       -----------------
                                                                                  (2,251,405)             (2,319,025)
                                                                             ----------------       -----------------
                 Total liabilities and partners' deficit                     $     2,747,046               2,710,367
                                                                             ================       =================

                                                Operating Information
                                                ---------------------
                                                                                  Three months ended March 31,
                                                                             ----------------------------------------
                                                                                  2005                    2004
                                                                             ----------------       -----------------
       Rental income                                                         $       245,958                 237,500
       Other                                                                             415                   8,450
                                                                             ----------------       -----------------
                 Total income                                                        246,373                 245,950
                                                                             ----------------       -----------------
       Property operating costs                                                       50,250                  90,830
       Interest                                                                      102,237                 105,234
       Administrative                                                                 26,266                  14,712
                                                                             ----------------       -----------------
                 Total expenses                                                      178,753                 210,776
                                                                             ----------------       -----------------
                 Net income                                                  $        67,620                  35,174
                                                                             ================       =================
       Allocation of net income:
            The Partnership                                                           33,810                  17,587
            RPILP - II                                                                33,810                  17,587
                                                                             ----------------       -----------------
                                                                             $        67,620                  35,174
                                                                             ================       =================

PART I - Item 2. Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations
                 -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership sold two of its properties (Beaver Creek and Countrybrook) during 2002, and in 2003 sold its remaining three properties (Pomeroy Park, Inducon Columbia, and Stonegate Townhouses). The sales proceeds enabled the Partnership to make a distribution to the limited partners in the last quarter of 2004 in the amount of $829,122. Assets consisted primarily of cash and receivables from affiliated parties, which amounted to approximately $159,000 at March 31, 2005. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As a result of the sale of its remaining wholly-owned properties, the Partnership's rental operations ceased in 2003. Operations for the three months ended March 31, 2005 consisted primarily of administrative costs and professional fees.

PART I - Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  ----------------------------------------------------------

The Partnership's cash equivalents are short-term, non-interest bearing bank accounts. The Partnership has not entered into any derivative contracts. Therefore, it has no market risk exposure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceeding
        ----------------

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership's settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2004.

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




              May 16, 2005                  /s/ Joseph M. Jayson
              ------------                  ------------------------------
                  Date                      Joseph M. Jayson,
                                            Individual General Partner and
                                            Principal Financial Officer