Form 10-Q
period 2005-06-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2005-08-15
CIK 822783

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 2005

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from __________ to __________

Commission File Number: 0-17466


             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



       Delaware                                           16-1309987
------------------------                       ---------------------------------
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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
------- --------------------

                                          Condensed Consolidated Balance Sheets
                                          -------------------------------------
                                                                                      (Unaudited)
                                                                                        June 30,           December 31,
                                                                                          2005                 2004
                                                                                     ---------------     ----------------
                       Assets
------------------------------------------------------
Cash and equivalents                                                                 $       88,184              132,120
Receivable from affiliates                                                                   21,531               62,681
Other assets                                                                                  5,000                5,000
                                                                                     ---------------     ----------------
     Total assets                                                                    $      114,715              199,801
                                                                                     ===============     ================

          Liabilities and Partners' Equity
------------------------------------------------------
Accounts payable and accrued expenses                                                        21,766               47,823
Equity in losses of unconsolidated joint venture
     in excess of investment                                                                (81,679)              (6,326)
Partners' equity                                                                            174,628              158,304
                                                                                     ---------------     ----------------
     Total liabilities and partners' equity                                          $      114,715              199,801
                                                                                     ===============     ================

                                               Condensed Consolidated Statements of Operations
                                               -----------------------------------------------
                                                                   (Unaudited)


                                                        Three months ended June 30,         Six months ended June 30,
                                                     ---------------------------------  ---------------------------------
                                                           2005             2004              2005             2004
                                                     ----------------  ---------------  ----------------  ---------------
Interest and other income                            $         2,557            3,833             6,580            7,930
                                                     ----------------  ---------------  ----------------  ---------------
Property operating costs                                           -           26,321                 -           63,384
Administrative expense - affiliates                            9,199                -            12,224            9,000
Other administrative expense                                  12,379           15,965            53,385           54,264
                                                     ----------------  ---------------  ----------------  ---------------
     Total expenses                                           21,578           42,286            65,609          126,648
                                                     ----------------  ---------------  ----------------  ---------------
Loss before equity in earnings of joint venture              (19,021)         (38,453)          (59,029)        (118,718)
Equity in earnings of joint venture                           43,843           21,805            75,353           37,092
                                                     ----------------  ---------------  ----------------  ---------------
     Net income (loss)                               $        24,822          (16,648)           16,324          (81,626)
                                                     ================  ===============  ================  ===============
Net income (loss) per limited partnership unit       $           .15             (.10)              .10             (.50)
                                                     ================  ===============  ================  ===============
Weighted average limited partnership units
  outstanding                                                157,378          157,378           157,378          157,378
                                                     ================  ===============  ================  ===============


                                  Condensed Consolidated Statements of Cash Flows
                                  -----------------------------------------------
                                                    (Unaudited)
                                                                                    Six months ended June 30,
                                                                               -------------------------------------
                                                                                   2005                   2004
                                                                               --------------        ---------------
Cash used by:
Operating activities:
     Net loss                                                                  $      16,324                (81,626)
     Adjustments - other, principally changes
               in other assets and liabilities                                       (60,260)              (149,886)
                                                                               --------------        ---------------
          Net cash used by operating activities                                      (43,936)              (231,512)
Cash and equivalents at beginning of period                                          132,120              1,214,336
                                                                               --------------        ---------------
Cash and equivalents at end of period                                          $      88,184                982,824
                                                                               ==============        ===============

                   Notes to Consolidated Financial Statements
                     Six months ended June 30, 2005 and 2004
                                   (Unaudited)

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

Property and Equipment
----------------------

At June 30, 2005, the Partnership had an interest in a joint venture, as described below. The joint venture property is being actively marketed for sale and, therefore, is not being depreciated. The Partnership sold its remaining wholly-owned property in 2003.

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

                                              Balance Sheet Information
                                              -------------------------
                                                                                June 30,            December 31,
                                                                                  2005                    2004
                                                                             ----------------       -----------------
       Assets:
            Net property, held for sale                                      $     1,737,281               1,737,281
            Cash and equivalents                                                      38,111                       -
            Escrow deposits                                                          793,405                 731,672
            Other assets                                                             232,389                 241,414
                                                                             ----------------       -----------------
                 Total assets                                                $     2,801,186               2,710,367
                                                                             ================       =================

       Liabilities:
            Mortgage loan payable                                                  4,893,903               4,952,588
            Accounts payable and accrued expenses                                     66,402                  76,804
                                                                             ----------------       -----------------
                 Total liabilities                                                 4,960,305               5,029,392
                                                                             ----------------       -----------------

       Partners' deficit:
            The Partnership                                                       (1,178,975)             (1,258,928)
            RPILP - II                                                              (980,144)             (1,060,097)
                                                                             ----------------       -----------------
                 Total partners' deficit                                          (2,159,119)             (2,319,025)
                                                                             ----------------       -----------------
                 Total liabilities and partners' deficit                     $     2,801,186               2,710,367
                                                                             ================       =================

                                                  Operating Information
                                                  ---------------------

                                             Three months ended June 30,            Six months ended June 30,
                                          ----------------------------------     ---------------------------------
                                                2005              2004                2005             2004
                                          -----------------  ---------------     ---------------  ----------------
Rental income                             $        247,390          245,554             493,348           491,043
Other                                                1,050                8               1,465               469
                                          -----------------  ---------------     ---------------  ----------------
     Total income                                  248,440          245,562             494,813           491,512
                                          -----------------  ---------------     ---------------  ----------------
Property operating costs                            46,220           55,784              96,470           146,614
Interest                                            99,599          105,675             201,836           210,909
Administrative                                      10,335           35,893              36,601            50,605
                                          -----------------  ---------------     ---------------  ----------------
     Total expenses                                156,154          197,352             334,907           408,128
                                          -----------------  ---------------     ---------------  ----------------
     Net income                           $         92,286           48,210             159,906            83,384
                                          =================  ===============     ===============  ================
Allocation of net income:
     The Partnership                                46,143           24,105              79,953            41,692
     RPILP - II                                     46,143           24,105              79,953            41,692
                                          -----------------  ---------------     ---------------  ----------------
                                          $         92,286           48,210             159,906            83,384
                                          =================  ===============     ===============  ================

PART I - Item 2. Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations
                 -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership sold two of its properties (Beaver Creek and Countrybrook) during 2002, and in 2003 sold its remaining three properties (Pomeroy Park, Inducon Columbia, and Stonegate Townhouses). The sales proceeds enabled the Partnership to make a distribution to the limited partners in the last quarter of 2004 in the amount of $829,122. Assets consisted primarily of cash and receivables from affiliated parties, which amounted to approximately $115,000 at June 30, 2005. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As a result of the sale of its remaining wholly-owned properties, the Partnership's rental operations ceased in 2003. Operations for the six months ended June 30, 2005 consisted primarily of administrative costs and professional fees.

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


              August 15, 2005                  /s/ Joseph M. Jayson
              ---------------                  ------------------------------
                    Date                       Joseph M. Jayson,
                                               Individual General Partner and
                                               Principal Financial Officer