Form 10-Q
period 2005-09-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2005-11-15
CIK 822783

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 2005
                               ------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from __________ to __________

Commission File Number: 0-17466
                        -------

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



       Delaware                                   16-1309987
-----------------------               --------------------------------
(State of organization)               (IRS Employer Identification No.)


2350 North Forest Road, Getzville, New York  14068
--------------------------------------------------
(Address of principal executive offices)

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

                                        Condensed Consolidated Balance Sheets
                                        -------------------------------------


                                                                                    (Unaudited)
                                                                                    September 30,      December 31,
                                                                                        2005              2004
                                                                                    -------------      ------------
                       Assets
                       ------
Cash and equivalents                                                                   $  99,884           132,120
Receivable from affiliates                                                                 1,741            62,681
Other assets                                                                               5,000             5,000
                                                                                       ---------         ---------

     Total assets                                                                      $ 106,625           199,801
                                                                                       =========         =========


          Liabilities and Partners' Equity
          --------------------------------
Accounts payable and accrued expenses                                                     31,526            47,823
Equity in gains of unconsolidated joint venture
     in excess of investment                                                            (111,209)           (6,326)
Partners' equity                                                                         186,308           158,304
                                                                                       ---------         ---------

    Total liabilities and partners' equity                                             $ 106,625           199,801
                                                                                       =========         =========

                                               Condensed Consolidated Statements of Operations
                                               -----------------------------------------------
                                                                  (Unaudited)

                                                    Three months ended Sept. 30,      Nine months ended Sept. 30,
                                                    ----------------------------      ----------------------------
                                                       2005              2004            2005              2004
                                                    -----------        ---------      ---------          ---------
Interest and other income                             $   1,932            3,000          8,512             10,930
                                                      ---------        ---------      ---------          ---------

Property operating costs                                     --           66,227             --            129,611
Administrative expense - affiliates                      11,255               --         20,751              9,000
Other administrative expense                              8,527            9,650         64,640             63,914
                                                      ---------        ---------      ---------          ---------
     Total expenses                                      19,782           75,877         85,391            202,525
                                                      ---------        ---------      ---------          ---------
Loss before equity in earnings
    of joint venture                                    (17,850)         (72,877)       (76,879)          (191,595)

Equity in earnings of joint venture                      29,530           22,577        104,883             59,669
                                                      ---------        ---------      ---------          ---------
     Net income (loss)                                $  11,680          (50,300)        28,004           (131,926)
                                                      =========        =========      =========          =========
Net income (loss) per limited
    partnership unit                                  $     .07             (.31)           .17               (.81)
                                                      =========        =========      =========          =========
Weighted average limited partnership units
     outstanding                                        157,378          157,378        157,378            157,378
                                                      =========        =========      =========          =========

                                   Condensed Consolidated Statements of Cash Flows
                                   -----------------------------------------------
                                                     (Unaudited)
                                                                                     Nine months ended Sept. 30,
                                                                                     --------------------------
                                                                                         2005          2004
                                                                                     ----------      ----------
Cash used by:
Operating activities:
     Net income (loss)                                                               $   28,004        (131,926)
     Adjustments - other, principally changes in
          other assets and liabilities                                                  (60,240)       (207,220)
                                                                                     ----------      ----------
          Net cash used in operating activities                                         (32,236)       (339,146)
Cash and equivalents at beginning of period                                             132,120       1,214,336
                                                                                     ----------      ----------
Cash and equivalents at end of period                                                $   99,884         875,190
                                                                                     ==========      ==========

                   Notes to Consolidated Financial Statements
                  Nine months ended September 30, 2005 and 2004
                                   (Unaudited)

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

Property and Equipment
----------------------

At September 30, 2005, the Partnership had an interest in a joint venture, as described below. The joint venture property is being actively marketed for sale and, therefore, is not being depreciated. The Partnership sold its remaining wholly-owned property in 2003.

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

                                              Balance Sheet Information
                                              -------------------------
                                                                                      September 30,     December 31,
                                                                                           2005             2004
                                                                                      --------------   -------------
            Assets:
                 Net property, held for sale                                          $    1,737,281       1,737,281
                 Cash and equivalents                                                         24,668              --
                 Escrow deposits                                                             803,037         731,672
                 Other assets                                                                259,486         241,414
                                                                                      --------------   -------------
                      Total assets                                                    $    2,824,472       2,710,367
                                                                                      ==============   =============

            Liabilities:
                 Mortgage loan payable                                                     4,864,745       4,952,588
                 Accounts payable and accrued expenses                                        55,186          76,804
                                                                                      --------------   -------------
                      Total liabilities                                                    4,919,931       5,029,392
                                                                                      --------------   -------------

            Partners' deficit:
                 The Partnership                                                          (1,147,145)     (1,258,928)
                 RPILP - II                                                                 (948,314)     (1,060,097)
                                                                                      --------------   -------------
                      Total partners' deficit                                             (2,095,459)     (2,319,025)
                                                                                      --------------   -------------
                      Total liabilities and partners' deficit                         $    2,824,472       2,710,367
                                                                                      ==============   =============

                                                Operating Information
                                                ---------------------

                                                      Three months ended Sept 30,       Nine months ended Sept 30,
                                                   --------------------------------     ----------------------------
                                                         2005             2004             2005             2004
                                                   ---------------   --------------     ------------   -------------
          Rental income                            $       246,267          245,480          739,615         736,523
          Other                                              2,088                1            3,553             470
                                                   ---------------   --------------     ------------   -------------
               Total income                                248,355          245,481          743,168         736,993
                                                   ---------------   --------------     ------------   -------------
          Property operating costs                          56,068           60,060          152,538         206,674
          Interest                                         101,497          105,017          303,333         315,926
          Administrative                                    27,130           30,650           63,731          81,255
                                                   ---------------   --------------     ------------   -------------
               Total expenses                              184,695          195,727          519,602         603,855
                                                   ---------------   --------------     ------------   -------------
               Net income                          $        63,660           49,754          223,566         133,138
                                                   ===============   ==============     ============   =============
          Allocation of net income:
               The Partnership                              31,830           24,877          111,783          66,569
               RPILP - II                                   31,830           24,877          111,783          66,569
                                                   ---------------   --------------     ------------   -------------
                                                   $        63,660           49,754          223,566         133,138
                                                   ===============   ==============     ============   =============

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership sold two of its properties (Beaver Creek and Countrybrook) during 2002, and in 2003 sold its remaining three properties (Pomeroy Park, Inducon Columbia, and Stonegate Townhouses). The sales proceeds enabled the Partnership to make a distribution to the limited partners in the last quarter of 2004 in the amount of $829,122. Assets consisted primarily of cash, which amounted to approximately $100,000 at September 30, 2005. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As a result of the sale of its remaining wholly-owned properties, the Partnership's rental operations ceased in 2003. Operations for the three and nine months ended September 30, 2005 consisted primarily of ownership of the joint venture investment, administrative costs and professional fees.

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




        November 14, 2005                 /s/ Joseph M. Jayson
        -----------------                 ------------------------------
              Date                        Joseph M. Jayson,
                                          Individual General Partner and
                                          Principal Financial Officer