Form 10-K
period 2005-12-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2006-04-03
CIK 822783

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2005
                                             -----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                         Commission File Number 0-17466

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VIA
              -----------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

         Delaware                                   16-1309987
------------------------              --------------------------------------
   (State of Formation)                  (IRS Employer Identification No.)

                2350 North Forest Road Getzville, New York 14068
                ------------------------------------------------
                    (Address of Principal Executive Office)

                 Registrant's Telephone Number: (716) 636-9090
                                                 -------------

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                                                            Partnership Interest


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
         [ ] Yes                  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
         [ ] Yes                  [X] No

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         [X] Yes                  [ ] No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.
         [X]

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
[ ] Large accelerated filer   [ ] Accelerated filer    [X] Non-accelerated filer

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
         [ ] Yes                  [X] No


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

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2005 the Partnership has a 50% joint partner interest in Research Triangle Industrial Park Joint Venture, which owns an office/distribution facility in Raleigh, North Carolina. On June 30, 2003, July 31, 2003, and December 17, 2003, the Partnership sold Pomeroy Park Apartments, Inducon Columbia, and Stonegate Townhouses, respectively, to unaffiliated entities. Refer to Item 7 and the notes to the financial statements for details of these transactions.

         It is anticipated that the Partnership's joint venture will be entering into a sales contract in the near future (one to six months) which will be subject to sales conditions which are customary for sales contracts and there is no assurance that the sale will be consummated.

         The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the Partnership's properties are located. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenue or assets by geographic region, since, in management's view, such a presentation would not be significant to an understanding of the Partnership's business or financial results taken as a whole. As of December 31, 2005, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2005 were employees of the Corporate General Partner or its affiliates.

The percent of total Partnership revenue generated by each complex for the last three years was as follows:

                                      2005            2004           2003
                                      ----            ----           ----

Stonegate Townhouses                   -               -               48%
Pomeroy Park                           -               -               28%
Inducon Columbia                       -               -               24%

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

ITEM 1A:  RISK FACTORS
--------  ------------

         Investors or potential investors in Realmark Property Investors Limited Partnership - VIA should carefully consider the risks described below. These risks are not the only ones we face. Additional risks of which we are presently unaware or that we currently consider immaterial may also impair our business operations and hinder our financial performance, including our ability to make distributions to our investors. We have organized our summary of these risks into five subsections:

         o  real estate related risks;
         o  financing risks;
         o  tax risks;
         o  environmental and other legal risks; and
         o  risks for investors.

         This section includes forward-looking statements.

                            Real Estate Related Risks

We face substantial competition

         The property of our joint venture is located in a developed area where we face substantial competition from other properties and from other real estate companies that own or may develop or renovate competing properties. The number of competitive properties and real estate companies could have a material adverse effect on our ability to rent our property and the rents we charge. In addition, the activities of these competitors and these factors could:

         o decrease the rental rates that we would be able to charge in the absence of such direct competition; and
         o reduce the occupancy rates that we would otherwise be able to achieve.

         The factors could materially and adversely affect the value of our portfolio, our results of operations and our ability to pay amounts due on our debt and distributions to our investors.

Changes in market or economic conditions may affect our business negatively

         General economic conditions and other factors beyond our control may adversely affect real property income and capital appreciation. We are unable to determine the precise effect that the performance of the worldwide or United States economies will have on us or on the value of our property.

Terrorism could impair our business

         Terrorist attacks and other acts of violence or war could have a material adverse effect on our business and operating results. Attacks that directly affect our commercial property could significantly affect our ability to operate that property and impair our ability to achieve the results we expect. Our insurance coverage may not cover any losses caused by a terrorist attack. In addition, the adverse effects that such violent acts and threats of future attacks could have on the United States economy could similarly have a material adverse effect on our business and results of operations.

Our commercial and office tenants may go bankrupt or be unable to make lease payments

         Our operating revenues from our commercial property depend on entering into leases with and collecting rents from tenants. Economic conditions may adversely affect tenants and potential tenants in our market and, accordingly, could affect their ability to pay rents and possibly to occupy their space. Tenants may experience bankruptcies and various bankruptcy laws may reject those leases or terminate them. If leases expire or end, replacement tenants may not be available upon acceptable terms and conditions. In addition, if the market rental rates are lower than the previous contractual rates, our cash flows and net income could suffer a negative impact. As a result, if a significant number of our commercial or office tenants fail to pay their rent due to bankruptcy, weakened financial condition or otherwise, it would negatively affect our financial performance.

Real estate properties are illiquid and may be difficult to sell, particularly in a poor market environment

         Real estate investments are relatively illiquid, which tends to limit our ability to react promptly to changes in economic or other market conditions. Our ability to dispose of assets in the future will depend on prevailing economic and market conditions.

Losses from natural catastrophes may exceed our insurance coverage

         The joint venture carries comprehensive liability, fire, flood, extended coverage and rental loss insurance on the property, which we believe is customary in amount and type for real property assets. Some losses, however, generally of a catastrophic nature, such as losses from floods, may be subject to limitations. We may not be able to maintain our insurance at a reasonable cost or in sufficient amounts to protect us against potential losses. Further, our insurance costs could increase in future periods. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement value of the lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it impractical to use insurance proceeds to replace a damaged or destroyed property.

                                 Financing Risks

We may be unable to refinance our existing debt or we may only be able to do so on unfavorable terms

         We are subject to the normal risks associated with debt financing, including:

         o the risk that our cash flow will be insufficient to meet required payments of principal and interest; and
         o the risk that we will not be able to renew, repay or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt.

                                    Tax Risks

Our operating partnership may fail to be treated as a partnership for federal income tax purposes

         Management believes that our operating partnership qualifies, and has qualified since its formation as a partnership for federal income tax purposes and not as a publicly traded partnership taxable as a corporation. We can provide no assurance, however, that the IRS will not challenge the treatment of the operating partnership as a partnership for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in treating the operating partnership as a corporation for federal income tax purposes, then the taxable income of the operating partnership would be taxable at regular corporate income tax rates.

                       Environmental and Other Legal Risks

We may have liability under environmental laws

         Under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or responsibility, simply because of our current or past ownership or operation of the real estate. Therefore, we may have liability with respect to properties we have already sold. If environmental problems arise, we may have to take extensive measures to remedy the problems, which could adversely affect our cash flow and our ability to pay distributions to our investors because:

         o  we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination;
         o  the law typically imposes clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination;
         o even if more than one person may be responsible for the contamination, each person who shares legal liability under the environmental laws may be held responsible for all of the clean-up costs; and
         o governmental entities or other third parties may sue the owner or operator of a contaminated site for damages and costs.

         These costs could be substantial and in extreme cases could exceed the value of the contaminated property. The presence of hazardous or toxic substances or petroleum products and the failure to remediate that contamination properly may materially and adversely affect our ability to borrow against, sell or rent an affected property. In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination.

We may face risks related to mold and asbestos

         Recently, there has been an increasing number of lawsuits against owners and managers of properties alleging personal injury and property damage caused by the presence of mold in real estate.

         Some of these lawsuits have resulted in substantial monetary judgments or settlements. Although our insurance policy currently does not exclude mold-related claims, we cannot provide any assurance that we will be able to obtain coverage in the future for those claims at a commercially reasonable price or at all. The presence of significant mold could expose us to liability to tenants and others if allegations regarding property damage, health concerns or similar claims arise.

         Environmental laws also govern the presence, maintenance and removal of asbestos. Those laws require that owners or operators of buildings containing asbestos:

         o  properly manage and maintain the asbestos;
         o  notify and train those who may come into contact with asbestos; and

         o undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building.

         Those laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow others to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

We face risks in complying with Section 404 of the Sarbanes-Oxley Act of 2002

         To comply with Section 404 of the Sarbanes-Oxley Act of 2002, we must furnish a report by our management on our internal controls over financial reporting with our annual report on Form 10-K for our fiscal year ending December 31, 2007. The report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of that fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting. Material weakness in internal controls over financial reporting is defined as "a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected." The report will also contain a statement that our auditors have issued an attestation report on management's assessment of our internal controls.

         Testing of our internal controls will begin no later than the second quarter of fiscal 2007. This testing will include documenting our procedures and an analysis of the segregation of duties. In the course of our evaluation and testing of internal controls, we may identify areas for improvement in the documentation, design and effectiveness of our internal controls, and these areas of improvement may be material. We may elect or be required to disclose those weaknesses before we have remediated them. We cannot assure you that we will not discover material weaknesses in the course of our testing and be required to disclose them. Given the risks inherent in the design and operation of internal controls over financial reporting, we can provide no assurance regarding our conclusions, or regarding the conclusions of our independent auditor, as of December 31, 2007 with respect to the effectiveness of our internal controls over financial reporting.

Failure to comply with the Americans with Disabilities Act or other similar laws could result in substantial costs

         A number of federal, state and local laws and regulations (including the Americans with Disabilities Act) may require modifications to existing buildings or restrict certain renovations by requiring improved access to such buildings by disabled persons and may require other structural features that add to the cost of buildings under construction. Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access by disabled persons. The costs of compliance with these laws and regulations may be substantial, and restrictions on construction or completion of renovations may limit implementation of our investment strategy in certain instances or reduce overall returns on our investments, which could have a material adverse effect on us and our ability to pay distributions to investors and to pay amounts due on our debt.

                               Risks for Investors

We do not pay regular distributions, and we do not anticipate making any distributions to investors for the indefinite future, other than in the winding down of the Partnership

         Unlike other Partnerships that pay regular distributions, we have not paid regular distributions, and we presently have no plans to pay regular distributions. Since 2001, we have paid distributions only out of the proceeds of property sales as a result of the winding down of the Partnership.

ITEM 1B: UNRESOLVED STAFF COMMENTS.
-------- --------------------------

         None.

ITEM 2:  PROPERTIES
-------  ----------

         The Research Triangle Industrial Park Joint Venture owns a 117,000 square foot office/warehouse distribution building in Raleigh, North Carolina. The building has been 100% occupied for several years. The tenant, whose lease expires on June 30, 2006, has notified the joint venture that it intends to vacate the facility upon expiration of the lease. The first mortgage loan on the property had a balance of $4,833,899 at December 31, 2005.

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

ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ----------------------------------------------------

         None.

                                     PART II
                                     -------

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
-------  -------------------------------------------------------------

         There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2005, there were 1,614 record holders of units of limited partnership interest.

         The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its partners. The partnership agreement provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (Item 3), it is anticipated that there will be no future distributions of net cash flow from operations. All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the limited partners. There were no distributions to partners made in 2005. In 2004 and 2003, the Partnership distributed $829,122 and $2,500,000, respectively, to the limited partners.


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

ITEM 6: SELECTED FINANCIAL DATA
------- -----------------------

                                                          At or for the years ended December 31,
                                   -------------------------------------------------------------------------------------
                                         2005              2004             2003            2002             2001
                                   -------------------------------------------------------------------------------------
BALANCE SHEET DATA
Net rental property                $             -                 -                -       8,073,296      12,905,193
Total assets                                81,743           199,801        1,280,856       9,196,400      13,826,176
Mortgage loans payable                           -                 -                -       6,337,228      11,661,131
Partners' equity (deficit)                 197,872           158,304        1,091,827         791,467         (26,884)
                                   =====================================================================================
OPERATING DATA
Rental income                                    -                 -        1,529,090       3,250,092       3,935,066
Other income                                 6,855            12,669          253,117         320,936         279,387
                                   -------------------------------------------------------------------------------------
Total revenue                                6,855            12,669        1,782,207       3,571,028       4,214,453
                                   -------------------------------------------------------------------------------------
Property operating costs                         -           134,343        1,309,329       2,948,185       2,975,319
Interest expense                                 -                 -          470,866       1,039,007       1,129,347
Administrative expenses                    120,792            75,005          442,584         696,913         831,885
                                   -------------------------------------------------------------------------------------
Total expenses                             120,792           209,348        2,222,779       4,684,105       4,936,551
                                   -------------------------------------------------------------------------------------
Loss before gain on sale of
  properties and equity in joint
  venture operations                      (113,937)         (196,679)        (440,572)     (1,113,077)       (722,098)
Gain on sale of properties                       -                 -        3,108,929       1,797,168               -
Equity in joint venture operations         153,505            92,278          132,003         134,260          52,893
                                   -------------------------------------------------------------------------------------
Net income (loss)                  $        39,568          (104,401)       2,800,360         818,351        (669,205)
                                   =====================================================================================
CASH FLOW DATA
Net cash provided (used) by:
Operating activities                       (55,377)         (253,094)      (1,843,939)       (860,011)        (63,983)
Investing activities                             -                 -       11,635,414       6,381,641         103,443
Financing activities                             -          (829,122)      (8,837,228)     (5,323,903)       (122,526)
                                   -------------------------------------------------------------------------------------
Net increase (decrease) in
cash and equivalents               $       (55,377)       (1,082,216)         954,247         197,727         (83,066)
                                   =====================================================================================
PER LIMITED PARTNERSHIP UNIT:
Net income (loss)                  $          0.24             (0.64)           17.85            3.90           (4.10)
Distributions                      $             -              5.27            15.89               -               -
                                   =====================================================================================

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Liquidity and Capital Resources
-------------------------------

         Effective January 1, 2001, the Partnership began formally marketing all of its properties for sale. On June 30, 2003, the Partnership sold Pomeroy Park Apartments to an unaffiliated entity for cash of $4,000,000. After satisfaction of the $1,795,000 mortgage loan on the property, payment of closing costs, and the payment of a $150,000 termination fee, the net gain amounted to approximately $1,000,000. On July 31, 2003, the Partnership sold Inducon Columbia to an unaffiliated entity for cash of $3,150,000, resulting in a net loss of approximately $150,000. On December 17, 2003, the Partnership sold Stonegate Townhouses to an unaffiliated entity for cash of $5,150,000. After satisfaction of the $2,507,000 mortgage loan on the property and payment of closing costs, the net gain amounted to approximately $2,200,000. The sales proceeds enabled the Partnership to make a distribution to the limited partners in the last quarter of 2004 and 2003 in the amount of $829,122 and $2,500,000, respectively. There was no distribution in 2005. In accordance with the settlement of the lawsuit (Item 3) it is anticipated that with the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners. These distributions will be reduced by the amount of fees payable to the plaintiffs' legal counsel in connection with the settlement agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership's joint venture.

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

Results of Operations:
----------------------

         As a result of the sale of its remaining wholly-owned properties, the Partnership's rental operations ceased in 2003. Operations for the year ended December 31, 2005 primarily consisted of ownership of the joint investment, administrative costs, and professional fees.

2005 as compared to 2004
------------------------

         As discussed above, the decrease in most components of the consolidated statements of operations was a result of the remaining wholly-owned properties being sold in 2003 and rental operations ceasing at the time of the sales. In 2004, property operations expense primarily represented payments for legal fees, insurance costs and real estate taxes.

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

Joint Venture
-------------

         The Research Triangle Industrial Park Joint Venture experienced 100% occupancy in 2005 and 2004. Its 2005 net income increased by approximately $104,000 from the 2004 net income. Rental income increased approximately $12,000 due to a increase in quarterly common area maintenance fees. Other income increased approximately $3,000 due to interest. Total expenses decreased approximately 11% mainly due to consulting fees, legal fees, commissions from the lease renewal and interest expense. Because the joint venture has had net income during each of the last three years, the Partnership's 50% equity has enabled the Partnership to receive a cash distribution from the Venture of $72,000 in 2003. In 2005 and 2004, the Venture used cash from operations to reduce long-term debt and outstanding accounts payable and accrued expenses and increase escrow deposits.

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

ITEM 9B: OTHER INFORMATION
-------- -----------------

         None.

                                    PART III
                                    --------

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2005, are listed below. Each director is subject to election on an annual basis.

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

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 67, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in the real estate business for the last 43 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 43 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 24 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 65, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 34 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School

System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

Audit Committee
---------------

         The Partnership has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are Joseph M. Jayson and Duane Neyman, CPA.

Audit Committee Financial Expert
--------------------------------

         The Directors and Executive Officers of the Corporate General Partner have determined that Duane Neyman, CPA is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Mr. Neyman is not independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act due to limited circumstances, namely that the Partnership is small in size and there is limited personnel. Mr. Neyman is not independent as a result of being an employee of an affiliate of the Corporate General Partner.

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

         Realmark Property Investors Limited Partnership - VIA
         Attention:  Investor Relations
         2350 North Forest Road
         Getzville, New York 14068

ITEM 11: EXECUTIVE COMPENSATION
-------- ----------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2005. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in Item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 10,288.6 units of limited partnership interest amounting to approximately 6.5% of the Partnership interest at December 31, 2005. The general partners and the executive officers of the Corporate General Partners, as of December 31, 2005, owned 90 units of limited partnership interest. The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

         The properties of the Partnership and its subsidiaries are managed by Realmark Corporation, an affiliate of the Partnership's corporate general partner, for a fee of generally 5% of annual net rental income of the properties. Realmark Corporation and the Corporate General Partner are also reimbursed for disbursements made on behalf of the Partnership. Those transactions are further described, and quantified, in the note to the consolidated financial statements entitled "Related Party Transactions."

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
-------- --------------------------------------

Audit Engagement: Toski, Schaefer & Co., P.C. was engaged as the Partnership's independent auditor for years 2005 and 2004. All fees incurred for the years ended December 31, 2005 and 2004 were approved by the Audit Committee.

Audit Fees: Audit fees for the audit of the Partnership's annual financial statements included in the Partnership's annual report on Form 10-K and those financial statements included in the Partnership's quarterly reports on Form 10-Q by Toski, Schaefer & Co., P.C. for the years ended December 31, 2005 and 2004 totaled $39,000 and $37,000, respectively.

Audit-Related Fees: None.

Tax Fees: The Partnership engaged Toski, Schaefer & Co., P.C. to provide tax filing and compliance services during the years ended December 31, 2005 and 2004. The fees for these service amounted to $4,435 and $6,835, respectively.

All Other Fees: None.

         The Audit Committee has set a policy that all fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee. All fees related to 2005 were pre-approved by the Audit Committee.

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

         The Audit Committee has the sole authority to retain and terminate the Partnership's independent auditors and approves all fees paid to the independent auditors. During 2005 and 2004, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. In addition, the Audit Committee has discussed with the independent auditors the auditors' independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors' independence.

         The Audit Committee discussed with the Partnership's independent auditors the overall scope and plans for their audit. The Audit Committee meets with the independent auditors to discuss the results of their examination, their evaluations of the Partnership's internal controls, and the overall quality of the Partnership's financial reporting.

         In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the General Partners (and the General Partners have approved) that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2005.

                                     PART IV
                                     -------

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES
--------------------------------------------------

(a)      Consolidated Financial Statements                                             Page
         ---------------------------------                                             ----
         Independent Auditor's Report                                                   F-1
         Consolidated Balance Sheets as of December 31, 2005 and 2004                   F-2
         Consolidated Statements of Operations for the years ended
           December 31, 2005, 2004 and 2003                                             F-3
         Consolidated Statements of Partners' Equity for the years
           ended December 31, 2005, 2004 and 2003                                       F-4
         Consolidated Statements of Cash Flows for the years ended
           December 31, 2005, 2004 and 2003                                             F-5
         Notes to Consolidated Financial Statements                                     F-6

         FINANCIAL STATEMENT SCHEDULE
         ----------------------------

         (i) Schedule III - Real Estate and Accumulated Depreciation                   F-14

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)      Exhibits
         --------

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


By:      /s/Joseph M. Jayson                                    March 31, 2006
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

         /s/Joseph M. Jayson                                    March 31, 2006
         -------------------                                    --------------
         JOSEPH M. JAYSON,                                            Date
         President, Treasurer and Director


         /s/Judith P. Jayson                                    March 31, 2006
         -------------------                                    --------------
         JUDITH P. JAYSON,                                            Date
         Vice President and Director

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

The Partners
Realmark Property Investors Limited
     Partnership - VI A:

We have audited the accompanying consolidated balance sheets of Realmark Property Investors Limited Partnership - VI A and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the general partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - VI A and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 6 to the consolidated financial statements, the Partnership settled a class and derivative lawsuit in which it was involved. As a result of this settlement, the Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take place within the next twelve months.


                                               /s/ TOSKI, SCHAEFER & CO., P.C.
                                               ------------------------------
                                               TOSKI, SCHAEFER & CO., P.C.


Williamsville, New York
March 31, 2006

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 2005 and 2004



                           Assets                                                          2005         2004
                           ------                                                          ----         ----
Cash and equivalents                                                                     $  76,743      132,120
Receivable from affiliated parties                                                              --       62,681
Other assets                                                                                 5,000        5,000
                                                                                         ---------    ---------

                           Total assets                                                  $  81,743      199,801
                                                                                         =========    =========


              Liabilities and Partners' Equity
              --------------------------------

Liabilities:
     Accounts payable and accrued expenses                                                  35,911       47,823
     Payable to affiliated parties                                                           7,791           --
                                                                                         ---------    ---------

                           Total liabilities                                                43,702       47,823
                                                                                         ---------    ---------

Equity in gains of unconsolidated joint
     venture in excess of investment                                                      (159,831)      (6,326)

Partners' equity (deficit):
     General partners                                                                     (214,145)    (215,332)
     Limited partners                                                                      412,017      373,636
                                                                                         ---------    ---------

                           Total partners' equity                                          197,872      158,304
                                                                                         ---------    ---------

                           Total liabilities and partner's equity                        $  81,743      199,801
                                                                                         =========    =========












          See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                  Years Ended December 31, 2005, 2004 and 2003



                                                                            2005           2004          2003
                                                                            ----           ----          ----
Income:
     Rental                                                               $       --            --     1,529,090
     Interest and other                                                        6,855        12,669       253,117
                                                                          ----------    ----------    ----------

                           Total income                                        6,855        12,669     1,782,207
                                                                          ----------    ----------    ----------
Expenses:
     Property operations                                                          --       134,343     1,309,329
     Interest:
         Affiliated parties                                                       --            --        53,242
         Other                                                                    --            --       417,624
     Administrative:
         Affiliate parties                                                    29,481        20,206       201,225
         Other                                                                91,311        54,799       241,359
                                                                          ----------    ----------    ----------

                           Total expenses                                    120,792       209,348     2,222,779
                                                                          ----------    ----------    ----------

Loss before gain on sale of properties and
     equity in earnings of joint ventures                                   (113,937)     (196,679)     (440,572)

Gain on sale of properties                                                        --            --     3,108,929

Equity in earnings of joint ventures                                         153,505        92,278       132,003
                                                                          ----------    ----------    ----------

                           Net income (loss)                              $   39,568      (104,401)    2,800,360
                                                                          ==========    ==========    ==========


Net income (loss) per limited partnership unit                            $     0.24         (0.64)        17.85
                                                                          ==========    ==========    ==========

Distributions per limited partnership unit                                $       --          5.27         15.89
                                                                          ==========    ==========    ==========

Weighted average number of limited partnership
     units outstanding                                                       157,378       157,378       157,378
                                                                          ==========    ==========    ==========





          See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

                   Consolidated Statements of Partners' Equity
                  Years Ended December 31, 2005, 2004 and 2003




                                                                       General        Limited Partners
                                                                       Partners     Units          Amount
                                                                       --------     -----          ------
Balances at December 31, 2002                                        $ (202,943)      157,378      994,410

Net income (loss)                                                        (9,257)           --    2,809,617

Distributions                                                                --            --   (2,500,000)
                                                                     ----------    ----------   ----------

Balances at December 31, 2003                                          (212,200)      157,378    1,304,027

Net loss                                                                 (3,132)           --     (101,269)

Distributions                                                                --            --     (829,122)
                                                                     ----------    ----------   ----------

Balances at December 31, 2004                                          (215,332)      157,378      373,636

Net income                                                                1,187            --       38,381
                                                                     ----------    ----------   ----------

Balances at December 31, 2005                                        $ (214,145)      157,378      412,017
                                                                     ==========    ==========   ==========






















          See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2005, 2004 and 2003

                                                                                  2005            2004          2003
                                                                                  ----            ----          ----
Cash flows from operating activities:
     Net income (loss)                                                        $    39,568       (104,401)     2,800,360
     Adjustments to reconcile net income (loss) to
         net cash used in operating activities:
              Amortization                                                             --             --         76,478
              Equity in earnings of joint ventures                               (153,505)       (92,278)      (132,003)
              Gain on sale of properties                                               --             --     (3,108,929)
Changes in:
                  Receivable from affiliated parties                               62,681        (62,681)            --
                  Escrow deposits                                                      --             --        122,193
                  Other assets                                                         --         61,520        (42,004)
                  Accounts payable and accrued expenses                           (11,912)       (30,846)      (182,744)
                  Accrued interest payable                                             --             --        (41,090)
                  Payable to affiliated parties                                     7,791        (24,408)    (1,317,403)
                  Security deposits and prepaid rents                                  --             --        (18,797)
                                                                              -----------    -----------    -----------
                           Net cash used in operating
                               activities                                         (55,377)      (253,094)    (1,843,939)
                                                                              -----------    -----------    -----------
Cash flows from investing activities:
     Proceeds from sale of properties                                                  --             --     11,221,312
     Payments on note receivable                                                       --             --        348,234
     Distributions received from joint venture                                         --             --         72,000
     Additions to property and equipment                                               --             --         (6,132)
                                                                              -----------    -----------    -----------
                           Net cash provided by investing
                               activities                                              --             --     11,635,414
                                                                              -----------    -----------    -----------
Cash flows from financing activities
     Principal payments on mortgage loans                                              --             --     (6,337,228)
     Distributions to partners                                                         --       (829,122)    (2,500,000)
                                                                              -----------    -----------    -----------
                           Net cash used in financing
                               activities                                              --       (829,122)    (8,837,228)
                                                                              -----------    -----------    -----------

Net increase (decrease) in cash and equivalents                                   (55,377)    (1,082,216)       954,247

Cash and equivalents at beginning of year                                         132,120      1,214,336        260,089
                                                                              -----------    -----------    -----------

Cash and equivalents at end of year                                           $    76,743        132,120      1,214,336
                                                                              ===========    ===========    ===========
Supplemental disclosure of cash flow information -
     cash paid for interest                                                   $        --             --        443,767
                                                                              ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003


(1)  Formation and Operation of Partnership
---  --------------------------------------

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

     Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership (note 4).

(2)  Summary of Significant Accounting Policies
---  ------------------------------------------

     (a) Basis of Accounting and Consolidation
     -----------------------------------------

         The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Partnership and its four subsidiaries, that are wholly-owned:

         (1) Realmark - Columbia, LLC that owned Inducon-Columbia, a three building office complex in Columbia, South Carolina, which was sold in 2003.
         (2) Realmark - Beaver, LLC that owned Beaver Creek, an 80-unit apartment complex located in Monaca, Pennsylvania, which was sold in 2002.
         (3) Realmark - Countrybrook, LLC that owned Countrybrook Estates, a 240-unit apartment complex located in Louisville, Kentucky, which was sold in 2002.
         (4) Realmark - Stonegate, LLC that owned Stonegate, a 130-unit apartment complex located in Mobile, Alabama, which was sold in 2003.

         The Partnership also owned a residential property, Pomeroy Park, which was sold in 2003.

         In consolidation, all intercompany accounts and transactions have been eliminated.

     (b) Estimates
     -------------

         The preparation of financial statements in conformity with generally

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(2)  Summary of Significant Accounting Policies, Continued
---  -----------------------------------------------------

     (b) Estimates, Continued
     ------------------------

         accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     (c) Property and Equipment
     --------------------------

         At December 31, 2005, the Partnership had an interest in a joint venture, as described in note 5. The Partnership reviews long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2005, no impairment in value has been recognized.

         The Partnership and its ventures' policy is to consider a property to be held for sale or disposition when the Partnership or venture has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership or venture has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. Any properties identified as "held for sale or disposition" are no longer depreciated. All the properties were held for sale in 2005, 2004 and 2003. Depreciation expense not recorded in 2003 amounted to $290,000.

     (d) Cash and Equivalents
     ------------------------

         Cash and equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

     (e) Unconsolidated Joint Venture
     --------------------------------

         The Partnership's investment in Research Triangle Joint Venture is an unconsolidated joint venture which is accounted for on the equity method. This joint venture is not consolidated in the Partnership's financial statements because the Partnership is not the majority owner.

     (f) Rental Income
     -----------------

         Rental income is recognized as earned according to the terms of the leases. Leases for residential properties are generally for periods of

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(2)  Summary of Significant Accounting Policies, Continued
---  -----------------------------------------------------

     (f) Rental Income, Continued
     ----------------------------

         one year or less, payable monthly. Commercial leases are generally for periods of one to five years. Delinquent residential property rent is not recorded.

     (g) Per Unit Data
     -----------------

         Per limited partnership unit data is based on the weighted average number of limited partnership units outstanding for the year.

     (h) Fair Value of Financial Instruments
     ---------------------------------------

         The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2005.

     (i) Income Allocation and Distributable Cash Flow
     -------------------------------------------------

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

         The partnership agreement also provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (note 6), it is anticipated that there will be no future distributions of net cash flow from operations. Sale or refinancing proceeds are distributed to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the limited partners. There were no distributions to partners made in 2005. Distributions amounting to $829,122 and $2,500,000 were made in 2004 and 2003, respectively.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(2)  Summary of Significant Accounting Policies, Continued
---  -----------------------------------------------------

     (j) Income Taxes
     ----------------

         No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2005, there was no difference in the tax bases of the net assets.

     (k) Segment Information
     -----------------------

         The Partnership's operating segments all involve the ownership and operation of income-producing real property, and are aggregated into one reporting segment.

     (l) Recent Pronouncements
     -------------------------

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires the retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or cumulative effect of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and the Partnership will adopt this provision, as applicable, during fiscal year 2006. Management anticipates that the adoption of SFAS No. 154 will have no effect on its financial statements.

(3)  Investments in Real Estate
---  --------------------------

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

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(3)  Investments in Real Estate, Continued
---  -------------------------------------

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

(4)  Related Party Transactions
---  --------------------------

     The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                                         2005         2004        2003
                                                                         ----         ----        ----
         Property management fees based on a percent-
           age (generally 5%) of rental income                        $        -          -      79,745

         Reimbursement for cost of services to the
           Partnership that include investor relations,
           marketing of properties, professional fees,
           communications, supplies, accounting,
           printing, postage and other items                              29,481     20,206     121,480
                                                                      ----------     ------     -------

                                                                      $   29,481     20,206     201,225
                                                                      ==========     ======     =======

     In addition to the above, other properties specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's consolidated statements of operations. On January 1, 2005, the interest rate on related party transactions was adjusted from 11% to 8%. Receivables from and payables to affiliated parties are due on demand and bear interest at 8% in 2005 and 11% in 2004.

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

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(4)  Related Party Transactions, Continued
---  -------------------------------------

     Property Disposition Fees, Continued
     ------------------------------------

     limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their original capital contributions. Since these conditions described above have not been met, no disposition fees have been paid or accrued on properties sold in prior years.

     Distributions
     -------------

     U.S. Apartments, LLC, is an affiliated company in which the Individual General Partner of Realmark Property Investors Limited Partnership - VIA is the sole member. U.S. Apartments, LLC owns 9,811.1 units of limited partnership interest and received its proportionate share of distributable proceeds amounting to $50,138 and $155,853 in 2004 and 2003, respectively, from the sale of properties (note 3).

(5)  Investment in Unconsolidated Joint Venture
---  ------------------------------------------

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

     The Research Triangle Industrial Park West facility has been 100% occupied by one tenant for several years. The tenant, whose lease expires on June 30, 2006, has notified the joint venture that it intends to vacate the facility upon the expiration of the lease.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(5)  Investment in Unconsolidated Joint Venture, Continued
---  -----------------------------------------------------

     Summary financial information for the Venture follows:

                            Balance Sheet Information
                            -------------------------
                                                                                            December 31,
                                                                                            ------------
              Assets                                                                    2005           2004
              ------                                                                    ----           ----
Property, net of accumulated depreciation                                            $ 1,737,281      1,737,281
Cash and equivalents                                                                      27,156             --
Escrow deposits                                                                          780,049        731,672
Other assets                                                                             299,428        241,414
                                                                                     -----------    -----------

                      Total assets                                                   $ 2,843,914      2,710,367
                                                                                     ===========    ===========

         Liabilities and Partners' Deficit
         ---------------------------------

Liabilities:
    Mortgage loan payable                                                              4,833,899      4,952,588
    Accounts payable and accrued expenses                                                 22,030         76,804
                                                                                     -----------    -----------

                      Total liabilities                                                4,855,929      5,029,392
                                                                                     -----------    -----------

Partners' deficit:
    The Partnership                                                                   (1,105,423)    (1,258,928)
    RPILP - II                                                                          (906,592)    (1,060,097)
                                                                                     -----------    -----------

                      Total partners' deficit                                         (2,012,015)    (2,319,025)
                                                                                     -----------    -----------

                      Total liabilities and partners' deficit                        $ 2,843,914      2,710,367
                                                                                     ===========    ===========

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(5)  Investment in Unconsolidated Joint Venture, Continued

                              Operating Information
                              ---------------------

                                                                               Years ended December 31,
                                                                               ------------------------
                                                                         2005           2004          2003
                                                                         ----           ----          ----
Income:
    Rental                                                             $988,564        976,950        984,634
    Other                                                                 5,215          1,772          2,231
                                                                       --------       --------       --------

                      Total income                                      993,779        978,722        986,865
                                                                       --------       --------       --------
Expenses:
    Property operations                                                 201,853        254,302        201,803
    Interest                                                            404,365        418,830        427,613
    Administrative:
         Affiliated parties                                              56,845         58,617         59,078
         Other                                                           23,706         44,017         15,965
                                                                       --------       --------       --------

                      Total expenses                                    686,769        775,766        704,459
                                                                       --------       --------       --------

                      Net income                                       $307,010        202,956        282,406
                                                                       ========       ========       ========

Allocation of net income:
    The Partnership                                                     153,505        101,478        141,203
    RPILP - II                                                          153,505        101,478        141,203
                                                                       --------       --------       --------

                      Total                                            $307,010        202,956        282,406
                                                                       ========       ========       ========

     A reconciliation of the Partnership's investment in the Research Triangle Joint Venture is as follows:

                                                                      2005           2004         2003
                                                                      ----           ----         ----
Investment in joint venture at beginning of year                    $  6,326       (85,952)     (145,955)
Distributions from joint venture                                          --            --       (72,000)
Amortization of excess purchase price                                     --        (9,200)       (9,200)
Allocation of net income                                             153,505       101,478       141,203
                                                                    --------      --------      --------
Gains (losses) in excess of investment in joint
    venture at end of year                                          $159,831         6,326       (85,952)
                                                                    ========      ========      ========

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(6)  Settlement of Lawsuit
---  ---------------------

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

                                  Schedule III
                                  ------------

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

                    Real Estate and Accumulated Depreciation
                                December 31, 2005







                                                                          Gross amounts at which
                                   Initial Cost to         Cost         Carried at Close of period
                                      Partnership      capitalized      --------------------------
 Property                        -------------------  subsequent to          Buildings and              Accumulated
Description      Encumbrances     Land     Buildings   acquisition    Land    improvements     Total    depreciation
-----------      ------------     ----     ---------   -----------    ----    ------------     -----    ------------
Research
Triangle JV
Raleigh, NC      $ 4,833,899    338,112    4,920,738      220,216    338,112    5,193,980    5,532,092    3,794,811
                 ===========    =======    =========      =======    =======    =========    =========    =========

(RESTUBBED TABLE)

                                                     Life
                                                   on which
                                                 depreciation
                                                   in latest
                             Date                 statement of
 Property                     of         Date      operations
Description              construction  acquired   is computed
-----------              ------------  --------   -----------
Research
Triangle JV
Raleigh, NC                  1983        8/92          - *
                             ====        ====         ====

*In accordance with Statement of Financial Accounting Standards No. 144, no depreciation was recorded during the disposal period, January 1, 2001 through December 31, 2005.

                               Schedule III, Cont.
                               -------------------

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                    Real Estate and Accumulated Depreciation
                        December 31, 2005, 2004 and 2003


(1)  Cost for Federal income tax purposes - none.

(2) A reconciliation of the carrying amount of land and buildings as of December 31, 2005, 2004 and 2003 is as follows:

                                                                                 Partnership Properties
                                                                                 ----------------------
                                                                         2005             2004              2003
                                                                         ----             ----              ----
         Balance at beginning of year                               $           -               -        12,527,712
         Additions                                                              -               -             6,132
         Dispositions (5)                                                       -               -       (12,533,844)
                                                                    -------------    ------------       -----------
         Balance at end of year                                     $           -               -                 -
                                                                    =============    ============       ===========

                                                                                 Joint Venture Properties
                                                                                 ------------------------
                                                                        2005              2004              2003
                                                                        ----              ----              ----
         Balance at beginning of year                               $  5,532,092        5,479,066         5,268,179
         Additions                                                             -           53,026           210,887
                                                                    ------------      -----------        ----------
         Balance at end of year                                     $  5,532,092        5,532,092         5,479,066
                                                                    ============      ===========        ==========

(3) A reconciliation of accumulated depreciation for the years ended December 31, 2005, 2004 and 2003 is as follows:

                                                                                 Partnership Properties
                                                                                 ----------------------
                                                                         2005             2004              2003
                                                                         ----             ----              ----
         Balance at beginning of year                               $           -               -         4,456,759
         Dispositions (5)                                                       -               -        (4,456,759)
                                                                    -------------     -----------       -----------
         Balance at end of year (4)                                 $           -               -                 -
                                                                    =============     ===========       ===========

                               Schedule III, Cont.
                               -------------------

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                    Real Estate and Accumulated Depreciation
                        December 31, 2005, 2004 and 2003

                                                                                 Joint Venture Properties
                                                                                 ------------------------
                                                                       2005               2004              2003
                                                                       ----               ----              ----
         Balance at beginning and end of year (4)                   $  3,794,811        3,794,811         3,794,811
                                                                    ============       ==========       ===========

(4)  Balance applies entirely to buildings and improvements.

(5) Sale of Stonegate Townhouses, Inducon Columbia, and Pomeroy Park Apartments in 2003.