Form 10-Q
period 2006-03-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2006-05-15
CIK 822783

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 2006

                                       or

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

                                      Condensed Consolidated Balance Sheets
                                      -------------------------------------

                                                                              (Unaudited)
                                                                               March 31,            December 31,
                                                                                  2006                  2005
                                                                             ---------------       ---------------
                                 Assets
--------------------------------------------------------
Cash and equivalents                                                         $       71,487                76,743
Other assets                                                                          5,000                 5,000
                                                                             ---------------       ---------------
     Total assets                                                            $       76,487                81,743
                                                                             ===============       ===============

                   Liabilities and Partners' Equity
--------------------------------------------------------
Accounts payable and accrued expenses                                                23,636                35,911
Payable to affiliated parties                                                        27,457                 7,791
Equity in gains of unconsolidated joint venture
     in excess of investment                                                       (218,649)             (159,831)
Partners' equity                                                                    244,043               197,872
                                                                             ---------------       ---------------
     Total liabilities and partners' equity                                  $       76,487                81,743
                                                                             ===============       ===============

                                Condensed Consolidated Statements of Operations
                                -----------------------------------------------
                                                  (Unaudited)
                                                                                Three months ended March 31,
                                                                             ------------------------------------
                                                                                 2006                  2005
                                                                             --------------        --------------
Interest and other income                                                    $          79                 4,023
                                                                             --------------        --------------
Administrative expense - affiliates                                                  8,125                 3,025
Other administrative expense                                                         4,601                41,006
                                                                             --------------        --------------
     Total expenses                                                                 12,726                44,031
                                                                             --------------        --------------
Loss before equity in earnings of joint venture                                    (12,647)              (40,008)
Equity in earnings of joint venture                                                 58,818                31,510
                                                                             --------------        --------------
     Net income (loss)                                                       $      46,171                (8,498)
                                                                             ==============        ==============
Net income (loss) per limited partnership unit                               $         .28                  (.05)
                                                                             ==============        ==============
Weighted average limited partnership units outstanding                             157,378               157,378
                                                                             ==============        ==============

                                Condensed Consolidated Statements of Cash Flows
                                -----------------------------------------------
                                                  (Unaudited)
                                                                                 Three month ended March 31,
                                                                             ------------------------------------
                                                                                 2006                  2005
                                                                             --------------        --------------
Cash provided (used) by:
Operating activities:
     Net income (loss)                                                       $      46,171                (8,498)
     Adjustments - other, principally changes
               in other assets and liabilities                                     (51,427)              (50,213)
                                                                             --------------        --------------
          Net cash used by operating activities                                     (5,256)              (58,711)

Cash and equivalents at beginning of period                                         76,743               132,120
                                                                             --------------        --------------
Cash and equivalents at end of period                                        $      71,487                73,409
                                                                             ==============        ==============

                   Notes to Consolidated Financial Statements
                   Three months ended March 31, 2006 and 2005
                                   (Unaudited)

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

Basis of Presentation
---------------------

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership's significant accounting policies are set forth in its December 31, 2005 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment
----------------------

At March 31, 2006, the Partnership had an interest in a joint venture, as described below. The joint venture property is being actively marketed for sale and, therefore, is not being depreciated. The Partnership sold its remaining wholly-owned property in 2003.

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

                                              Balance Sheet Information
                                              -------------------------
                                                                                March 31,              December 31,
                                                                                  2006                    2005
                                                                             ----------------       -----------------
       Assets:
            Net property, held for sale                                      $     1,737,281               1,737,281
            Cash and equivalents                                                       9,662                  27,156
            Escrow deposits                                                          827,296                 780,049
            Other assets                                                             365,692                 299,428
                                                                             ----------------       -----------------
                 Total assets                                                $     2,939,931               2,843,914
                                                                             ================       =================

       Liabilities:
            Mortgage loan payable                                                  4,801,361               4,833,899
            Accounts payable and accrued expenses                                     32,948                  22,030
                                                                             ----------------       -----------------
                 Total liabilities                                                 4,834,309               4,855,929
                                                                             ----------------       -----------------

       Partners' deficit:
            The Partnership                                                       (1,046,605)             (1,105,423)
            RPILP - II                                                              (847,773)               (906,592)
                                                                             ----------------       -----------------
                                                                                  (1,894,378)             (2,012,015)
                                                                             ----------------       -----------------
                 Total liabilities and partners' deficit                     $     2,939,931               2,843,914
                                                                             ================       =================

                                                Operating Information
                                                ---------------------
                                                                                  Three months ended March 31,
                                                                             ----------------------------------------
                                                                                  2006                    2005
                                                                             ----------------       -----------------
       Rental income                                                         $       277,741                 245,958
       Other                                                                           1,946                     415
                                                                             ----------------       -----------------
                 Total income                                                        279,687                 246,373
                                                                             ----------------       -----------------
       Property operating costs                                                       43,312                  50,250
       Interest                                                                       98,339                 102,237
       Administrative                                                                 20,399                  26,266
                                                                             ----------------       -----------------
                 Total expenses                                                      162,050                 178,753
                                                                             ----------------       -----------------
                 Net income                                                  $       117,637                  67,620
                                                                             ================       =================

       Allocation of net income:
            The Partnership                                                           58,818                  33,810
            RPILP - II                                                                58,819                  33,810
                                                                             ----------------       -----------------
                                                                             $       117,637                  67,620
                                                                             ================       =================

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership sold two of its properties (Beaver Creek and Countrybrook) during 2002, and in 2003 sold its remaining three properties (Pomeroy Park, Inducon Columbia, and Stonegate Townhouses). The sales proceeds enabled the Partnership to make a distribution to the limited partners in the last quarter of 2004 in the amount of $829,122. Assets consisted primarily of cash and receivables from affiliated parties, which amounted to approximately $76,000 at March 31, 2006. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As a result of the sale of its remaining wholly-owned properties, the Partnership's rental operations ceased in 2003. Operations for the three months ended March 31, 2006 consisted primarily of administrative costs and professional fees.


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

PART II - OTHER INFORMATION

Item 1. Legal Proceeding
        ----------------

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership's settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2005.


Item 5. Other Information
        -----------------

        (a) Reports on Form 8-K

            The Partnership reported the resignation of its prior auditor, Toski, Schaefer & Co., P.C. under item 4.01 of Form 8-K, filed on April 17, 2006 and the appointment of Rotenberg & Co., LLP, its new auditor, under item 4.01 of Form 8-K, filed on May 12, 2006.

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



REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - VI A




              May 15, 2006                    /s/ Joseph M. Jayson
              ------------                    --------------------
                  Date                        Joseph M. Jayson,
                                              Individual General Partner and
                                              Principal Financial Officer