Form 10-Q
period 2006-06-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2006-08-14
CIK 822783

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 2006

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from __________ to __________

Commission File Number: 0-17466


             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



       Delaware                                       16-1309987
-----------------------                --------------------------------------
(State of organization)                   (IRS Employer Identification No.)


2350 North Forest Road, Getzville, New York 14068
-------------------------------------------------
(Address of principal executive offices)

(716) 636-0280
--------------
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 for the Exchange Act . (Check one):

Large accelerated filer __  Accelerated filer __  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]      No   [X]

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                                          Condensed Consolidated Balance Sheets
                                          -------------------------------------
                                                                                       (Unaudited)
                                                                                        June 30,           December 31,
                                                                                          2006                 2005
                                                                                     ----------------    -----------------
                       Assets
------------------------------------------------------
Cash and equivalents                                                                 $        61,892               76,743
Other assets                                                                                  19,796                5,000
                                                                                     ----------------    -----------------
     Total assets                                                                    $        81,688               81,743
                                                                                     ================    =================

          Liabilities and Partners' Equity
------------------------------------------------------
Accounts payable and accrued expenses                                                         26,635               35,911
Payable to affiliated parties                                                                 48,391                7,791
Equity in losses of unconsolidated joint venture in excess of investment                    (235,873)            (159,831)
Partners' equity                                                                             242,535              197,872
                                                                                     ----------------    -----------------
     Total liabilities and partners' equity                                          $        81,688               81,743
                                                                                     ================    =================

                                               Condensed Consolidated Statements of Operations
                                               -----------------------------------------------
                                                                    (Unaudited)

                                                         Three months ended June 30,         Six months ended June 30,
                                                     ---------------------------------- ----------------------------------
                                                           2006             2005              2006             2005
                                                     ----------------- ---------------- ----------------- ----------------
Interest and other income                                  $       -            2,557                79            6,580
                                                     ----------------- ---------------- ----------------- ----------------
Administrative expense - affiliates                           13,603            9,199            21,728           12,224
Other administrative expense                                   5,129           12,379             9,730           53,385
                                                     ----------------- ---------------- ----------------- ----------------
     Total expenses                                           18,732           21,578            31,458           65,609
                                                     ----------------- ---------------- ----------------- ----------------
Loss before equity in earnings of joint venture              (18,732)         (19,021)          (31,379)         (59,029)

Equity in earnings of joint venture                           17,224           43,843            76,042           75,353
                                                     ----------------- ---------------- ----------------- ----------------
     Net income (loss)                                     $ (1,508)           24,822            44,663           16,324
                                                     ================= ================ ================= ================
Net income (loss) per limited partnership unit             $   (.01)              .15               .28              .10
                                                     ================= ================ ================= ================
Weighted average limited partnership units
   outstanding                                              157,378           157,378           157,378          157,378
                                                     ================= ================ ================= ================

                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------
                                   (Unaudited)

                                                                                    Six months ended June 30,
                                                                               -------------------------------------
                                                                                   2006                   2005
                                                                               --------------        ---------------
Cash used by:
Operating activities:
     Net income                                                                    $ 40,666                 16,324
     Adjustments - other, principally changes
               in other assets and liabilities                                      (55,517)               (60,260)
                                                                               --------------        ---------------
          Net cash used by operating activities                                     (14,851)               (43,936)

Cash and equivalents at beginning of period                                          76,743                132,120
                                                                               --------------        ---------------
Cash and equivalents at end of period                                              $ 61,892                 88,184
                                                                               ==============        ===============

                   Notes to Consolidated Financial Statements
                     Six months ended June 30, 2006 and 2005
                                   (Unaudited)

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

Property and Equipment
----------------------

At June 30, 2006, the Partnership had an interest in a joint venture, as described below. The joint venture property is being actively marketed for sale and, therefore, is not being depreciated. The Partnership sold its remaining wholly-owned property in 2003.

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

                                               Balance Sheet Information
                                               -------------------------

                                                                                      June 30,            December 31,
                                                                                        2006                  2005
                                                                                -------------------  -------------------
Assets:
     Net property, held for sale                                                      $  1,737,281            1,737,281
     Cash and equivalents                                                                    6,553               27,156
     Escrow deposits                                                                       874,953              780,049
     Other assets                                                                          461,075              299,428
                                                                                -------------------  -------------------
          Total assets                                                                $  3,079,862            2,843,914
                                                                                ===================  ===================

Liabilities:
     Mortgage loan payable*                                                              4,770,294            4,833,899
     Accounts payable and accrued expenses                                                 169,498               22,030
                                                                                -------------------  -------------------
          Total liabilities                                                              4,939,792            4,855,929
                                                                                -------------------  -------------------

Partners' deficit:

     The Partnership                                                                    (1,029,381)          (1,105,423)
     RPILP - II                                                                           (830,549)            (906,592)
                                                                                -------------------  -------------------
          Total partners' deficit
                                                                                        (1,859,930)          (2,012,015)
                                                                                -------------------  -------------------
          Total liabilities and partners' deficit                                     $  3,079,862            2,843,914
                                                                                ===================  ===================

*The mortgage for the Research Triangle property matured in April 2006. The property continues to make the amortizable monthly principal and interest payments on the mortgage and has elected not to refinance the mortgage or renegotiate the terms of the mortgage. The delinquent mortgage has not been cured subsequent to the June 30, 2006 quarter end and the mortgagor could make the mortgage callable due to the delinquent status of the mortgage, however, the mortgagor has not exercised that option.

                              Operating Information
                              ---------------------

                                             Three months ended June 30,            Six months ended June 30,
                                          ----------------------------------     ---------------------------------
                                                2006              2005                2006             2005
                                          -----------------  ---------------     ---------------  ----------------
Rental income                                   $  250,792          247,390             528,533           493,348
Other                                                2,189            1,050               4,135             1,465
                                          -----------------  ---------------     ---------------  ----------------
     Total income                                  252,981          248,440             532,668           494,813
                                          -----------------  ---------------     ---------------  ----------------
Property operating costs                            82,284           46,220             125,596            96,470
Interest                                            98,472           99,599             196,811           201,836
Administrative                                      37,777           10,335              58,176            36,601
                                          -----------------  ---------------     ---------------  ----------------
     Total expenses                                218,533          156,154             380,583           334,907
                                          -----------------  ---------------     ---------------  ----------------
     Net income                                 $   34,448           92,286             152,085           159,906
                                          =================  ===============     ===============  ================
Allocation of net income:
     The Partnership                                17,224           46,143              76,042            79,953
     RPILP - II                                     17,224           46,143              76,043            79,953
                                          -----------------  ---------------     ---------------  ----------------
                                                $   34,448           92,286             152,085           159,906
                                          =================  ===============     ===============  ================

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

Assets consisted primarily of cash and receivables from affiliated parties, which amounted to approximately $82,000 at June 30, 2006. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

Operations for the six months ended June 30, 2006 consisted primarily of administrative costs and professional fees.

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

Item 5. Other Information
        -----------------

         Current reports on Form 8-K filed by the Partnership during and subsequent to the quarter to which this report is filed:

         Form 8-K report filed on April 17, 2006
         Form 8-K report filed on May 12, 2006

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


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - VI A


              August 14, 2006                /s/ Joseph M. Jayson
              ---------------                --------------------
                    Date                     Joseph M. Jayson,
                                             Individual General Partner and
                                             Principal Financial Officer