Form 10-Q
period 2006-09-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2006-11-14
CIK 822783

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended September 30, 2006

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 120 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 for the Exchange Act . (Check one):

Large accelerated filer  [ ]  Accelerated filer  [ ]  Non-accelerated filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]      No [X]

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                                          Condensed Consolidated Balance Sheets
                                          -------------------------------------

                                                                                      (Unaudited)
                                                                                     September 30,         December 31,
                                                                                          2006                 2005
                                                                                    -----------------    -----------------
                       Assets
------------------------------------------------------
Cash and equivalents                                                                     $    7,067               76,743

Other assets                                                                                 24,796                5,000
                                                                                    -----------------    -----------------
     Total assets                                                                        $   31,863               81,743
                                                                                    =================    =================

          Liabilities and Partners' Equity
------------------------------------------------------
Accounts payable and accrued expenses                                                        21,045               35,911

Payable to affiliated parties                                                                20,726                7,791

Equity in losses of unconsolidated joint venture in excess of investment                   (130,465)            (159,831)

Partners' equity                                                                            120,557              197,872
                                                                                    -----------------    -----------------
     Total liabilities and partners' equity                                              $   31,863               81,743
                                                                                    =================    =================



                                               Condensed Consolidated Statements of Operations
                                               -----------------------------------------------
                                                       (Unaudited)


                                                     Three months ended Sept. 30,       Nine months ended Sept. 30,
                                                     ---------------------------------- ----------------------------------
                                                           2006             2005              2006             2005
                                                     ----------------- ---------------- ----------------- ----------------
Interest and other income                             $           -             1,932                -             8,512
                                                     ----------------- ---------------- ----------------- ----------------

Administrative expense - affiliates                           8,336            11,255           29,985            20,751
Other administrative expense                                  8,234             8,527           17,964            64,640
                                                     ----------------- ---------------- ----------------- ----------------
     Total expenses                                          16,570            19,782           47,949            85,391
                                                     ----------------- ---------------- ----------------- ----------------
Loss before equity in earnings of joint venture             (16,570)          (17,850)         (47,949)          (76,879)
Equity in earnings of joint venture                        (105,408)           29,530          (29,366)          104,883
                                                     ----------------- ---------------- ----------------- ----------------
     Net income (loss)                                $    (121,978)           11,680          (77,315)           28,004
                                                     ================= ================ ================= ================
Net income (loss) per limited partnership unit        $        (.75)              .07             (.48)              .17
                                                     ================= ================ ================= ================
Weighted average limited partnership units
     outstanding                                            157,378           157,378          157,378           157,378
                                                     ================= ================ ================= ================

                                  Condensed Consolidated Statements of Cash Flows
                                  -----------------------------------------------
                                                    (Unaudited)
                                                                                   Nine months ended Sept. 30,
                                                                               -------------------------------------
                                                                                   2006                   2005
                                                                               --------------        ---------------
Cash used by:
Operating activities:
     Net income                                                                     $(77,315)                28,004
     Adjustments - other, principally changes
               in other assets and liabilities                                         7,639                (60,240)
                                                                               --------------        ---------------
          Net cash used by operating activities                                      (69,676)               (32,236)

Cash and equivalents at beginning of period                                           76,743                132,120
                                                                               --------------        ---------------
Cash and equivalents at end of period                                               $  7,067                 99,884
                                                                               ==============        ===============


                   Notes to Consolidated Financial Statements
                  Nine months ended September 30, 2006 and 2005
                                   (Unaudited)


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

Property and Equipment
----------------------

At September 30, 2006, the Partnership had an interest in a joint venture, as described below. The joint venture property is being actively marketed for sale and, therefore, is not being depreciated. The Partnership sold its remaining wholly-owned property in 2003.

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

                                               Balance Sheet Information
                                               -------------------------
                                                                                   September 30,         December 31,
                                                                                        2006                 2005
                                                                                -------------------  -------------------
Assets:
     Net property, held for sale                                                $        1,800,092            1,737,281
     Cash and equivalents                                                                      823               27,156
     Escrow deposits                                                                       672,271              780,049
     Other assets                                                                          298,879              299,428
                                                                                -------------------  -------------------
          Total assets                                                          $        2,772,065            2,843,914
                                                                                ===================  ===================

Liabilities:
     Mortgage loan payable*                                                              4,738,791            4,833,899
     Accounts payable and accrued expenses                                                  96,019               22,030
                                                                                -------------------  -------------------
          Total liabilities                                                              4,834,810            4,855,929
                                                                                -------------------  -------------------

Partners' deficit:
     The Partnership                                                                    (1,134,789)          (1,105,423)
     RPILP - II                                                                           (927,956)            (906,592)
                                                                                -------------------  -------------------
          Total partners' deficit                                                       (2,062,745)          (2,012,015)
                                                                                -------------------  -------------------
          Total liabilities and partners' deficit                               $        2,772,065            2,843,914
                                                                                ===================  ===================


*The mortgage for the Research Triangle property matured in April 2006. The property continues to make the amortizable monthly principal and interest payments on the mortgage and has elected not to refinance the mortgage or renegotiate the terms of the mortgage. The delinquent mortgage has not been cured subsequent to the September 30, 2006 quarter end and the mortgagor could make the mortgage callable due to the delinquent status of the mortgage, however, the mortgagor has not exercised that option. Additionally, the property's sole tenant moved out July 1, 2006; therefore, the property is no longer earning rental income.


                                                  Operating Information
                                                  ---------------------

                                            Three months ended Sept. 30,            Nine months ended Sept. 30,
                                          ----------------------------------     ---------------------------------
                                                2006              2005                 2006             2005
                                          -----------------  ---------------     ---------------  ----------------
Rental income                                   $        -           246,267             528,533           739,615
Other                                                2,446             2,088               6,581             3,553
                                          -----------------  ---------------     ---------------  ----------------
     Total income                                    2,446           248,355             535,114           743,168
                                          -----------------  ---------------     ---------------  ----------------
Property operating costs                            77,892            56,068             203,488           152,538
Interest                                            96,253           101,497             293,064           303,333
Administrative                                      31,126            27,130              89,302            63,731
                                          -----------------  ---------------     ---------------  ----------------
     Total expenses                                205,271           184,695             585,854           519,602
                                          -----------------  ---------------     ---------------  ----------------
     Net income (loss)                         $  (202,825)           63,660             (50,740)          223,566
                                          =================  ===============     ===============  ================
Allocation of net income (loss):
     The Partnership                              (101,413)           31,830             (25,371)          111,783
     RPILP - II                                   (101,412)           31,830             (25,369)          111,783
                                          -----------------  ---------------     ---------------  ----------------
                                               $  (202,825)           63,660             (50,740)          223,566
                                          =================  ===============     ===============  ================


PART I - Item 2. Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations
                 -------------------------

Liquidity and Capital Resources
-------------------------------

Assets consisted primarily of cash and receivables from affiliated parties, which amounted to approximately $32,000 at September 30, 2006. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

Operations for the nine months ended September 30, 2006 consisted primarily of administrative costs and professional fees. The equity in earnings of the joint venture in Research Triangle decreased $134,000 from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 primarily as a result of the property's sole tenant moving out July 1, 2006.

PART I - Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

        a) Reports on Form 8-K.

        None


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


              November 14, 2006                 /s/ Joseph M. Jayson
              -----------------                 --------------------
                    Date                        Joseph M. Jayson,
                                                Individual General Partner and
                                                Principal Financial Officer