Form 10-K
period 2006-12-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2007-04-02
CIK 822783

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2006

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

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2006 the Partnership has a 50% joint partner interest in Research Triangle Industrial Park Joint Venture, which owned an office/distribution facility in Raleigh, North Carolina. In December 2006, the Research Triangle office park was sold to an unaffiliated entity. On June 30, 2003, July 31, 2003, and December 17, 2003, the Partnership sold Pomeroy Park Apartments, Inducon Columbia, and Stonegate Townhouses, respectively, to unaffiliated entities. Refer to Item 7 and the notes to the financial statements for details of these transactions.

         The Partnership's has a 50% interest in the unconsolidated joint venture in Realmark Research, LLC (known as Research Triangle Industrial Park
West). Realmark Research, LLC (Research) advanced a portion of its sales proceeds in the amount of $1,066,719 to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Under the terms of this agreement, the affiliate agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of a remaining property, which is currently being marketed for sale.

         The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the Partnership's properties are located. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenue or assets by geographic region, since, in management's view, such a presentation would not be significant to an understanding of the Partnership's business or financial results taken as a whole. As of December 31, 2006, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2006 were employees of the Corporate General Partner or its affiliates.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS.

         None.

ITEM 2: PROPERTIES

         The Research Triangle Industrial Park Joint Venture owned a 117,000 square foot office/warehouse distribution building in Raleigh, North Carolina. In December 2006, the building was sold for a purchase price of $5,300,000. The first mortgage loan on the property was paid off in the amount of $4,117,763.

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

         The settlement also provided for the payment by the Partnerships of fees to the plaintiffs' attorneys. These payments, which are not calculable at this time but may be significant, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiffs' counsel will receive 15% of the amount by which the sales proceeds distributable
                                        7
to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units' trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above.

ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST

         There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2006, there were 1,585 record holders of units of limited partnership interest.

         The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its partners. The partnership agreement provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (Item 3), it is anticipated that there will be no future distributions of net cash flow from operations. All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the limited partners. There were no distributions made to the partners in 2006 or 2005. In 2004, the Partnership distributed $829,122 to the limited partners.

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

ITEM 6: SELECTED FINANCIAL DATA

                                                          At or for the years ended December 31,
                                   -------------------------------------------------------------------------------------
                                         2006              2005             2004            2003             2002
                                   -------------------------------------------------------------------------------------
Balance sheet data
Net rental property                     $        -                 -               -                -        8,073,296
Total assets                               534,547           241,574         199,801         1,280,856       9,196,400
Mortgage loans payable                           -                 -               -                -        6,337,228
Partners' equity (deficit)                 506,228           197,872         158,304         1,091,827         791,467
                                   =====================================================================================
Operating data
Rental income                                    -                 -               -         1,529,090       3,250,092
Other income                                 1,042             6,855          12,669           253,117         320,936
                                   -------------------------------------------------------------------------------------
Total revenue                                1,042             6,855          12,669         1,782,207       3,571,028
                                   -------------------------------------------------------------------------------------
Property operating costs                         -               -           134,343         1,309,329       2,948,185
Interest expense                             1,151               -                 -           470,866       1,039,007

Administrative expenses                     61,251           120,792          75,005           442,584         696,913
                                   -------------------------------------------------------------------------------------
Total expenses                              62,402           120,792         209,348         2,222,779       4,684,105
                                   -------------------------------------------------------------------------------------
Loss before gain on sale of                (61,360)         (113,937)       (196,679)         (440,572)     (1,113,077)
properties and equity in joint
venture operations

Gain on sale of properties                 566,920                 -               -         3,108,929       1,797,168
Equity in joint venture operations        (197,204)          153,505          92,278           132,003         134,260
                                   -------------------------------------------------------------------------------------
Net income (loss)                       $  308,356            39,568        (104,401)        2,800,360         818,351
                                   =====================================================================================
Cash flow data
Net cash provided (used) by:
Operating activities                       (76,743)          (55,377)       (253,094)       (1,843,939)       (860,011)
Investing activities                             -                 -               -        11,635,414       6,381,641
Financing activities                             -                 -        (829,122)       (8,837,228)     (5,323,903)
                                   -------------------------------------------------------------------------------------
Net increase (decrease) in
cash and equivalents                       (76,743)          (55,377)     (1,082,216)          954,247         197,727
                                   =====================================================================================
Per limited partnership unit:
Net income (loss)                        $    1.54              0.24           (0.64)            17.85            3.90
Distributions                            $       -                 -            5.27             15.89               -
                                   =====================================================================================

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         Effective January 1, 2001, the Partnership began formally marketing all of its properties for sale. On June 30, 2003, the Partnership sold Pomeroy Park Apartments to an unaffiliated entity for cash of $4,000,000. After satisfaction of the $1,795,000 mortgage loan on the property, payment of closing costs, and the payment of a $150,000 termination fee, the net gain amounted to approximately $1,000,000. On July 31, 2003, the Partnership sold Inducon Columbia to an unaffiliated entity for cash of $3,150,000, resulting in a net loss of approximately $150,000. On December 17, 2003, the Partnership sold Stonegate Townhouses to an unaffiliated entity for cash of $5,150,000. After satisfaction of the $2,507,000 mortgage loan on the property and payment of closing costs, the net gain amounted to approximately $2,200,000. The sales proceeds enabled the Partnership to make a distribution to the limited partners in the last quarter of 2004 and 2003 in the amount of $829,122 and $2,500,000, respectively. There were no distributions in 2006 or 2005. In accordance with the settlement of the lawsuit (Item 3) it is anticipated that with the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners. These distributions will be reduced by the amount of fees payable to the plaintiffs' legal counsel in connection with the settlement agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership's joint venture. In 2006, the remaining property, Research Triangle, was sold.

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

Results of Operations:

         As a result of the sale of its remaining wholly-owned properties, the Partnership's rental operations ceased in 2003. Operations for the year ended December 31, 2006 primarily consisted of ownership of the joint investment, administrative costs, and professional fees.

2006 as compared to 2005

         As discussed above, the decrease in most components of the consolidated statements of operations was a result of the remaining wholly-owned properties being sold in 2003 and rental operations ceasing at the time of the sales. Administrative expenses primarily represent payments for legal fees and other professional fees amounting to $76,836 in 2005 and administrative fees paid to an affiliate amounting to $33,651 and $29,481 in 2006 and 2005, respectively.

2005 as compared to 2004

         As discussed above, the decrease in most components of the consolidated statements of operations was a result of the remaining wholly-owned properties being sold in 2003 and rental operations ceasing at the time of the sales. In 2004, property operations expense primarily represented payments for legal fees, insurance costs and real estate taxes.

Joint Venture

         The Research Triangle Industrial Park Joint Venture experienced 100% occupancy in 2005 and 2004. Its 2006 net rental income before the gain on the sale of the property and land decreased by approximately $701,000 from the 2005 net income. Rental income decreased approximately $440,000 due to the property's sole tenant vacating the premises when their lease expired at the end of June 2006. Total expenses increased 38% mainly due to consulting fees, legal fees, commissions from the lease renewal and interest expense. In 2006 and 2005, the Venture used cash from operations to reduce long-term debt and outstanding accounts payable and accrued expenses.

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

         None.

ITEM 9A: CONTROLS AND PROCEDURES

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

         None.

                                    PART III


ITEM 10:      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2006, are listed below. Each director is subject to election on an annual basis.

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

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 68, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in the real estate business for the last 44 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 44 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 25 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 66, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 35 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

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

         Realmark Property Investors Limited Partnership - VIA
         Attention:  Investor Relations
         2350 North Forest Road
         Getzville, New York 14068

ITEM 11:  EXECUTIVE COMPENSATION

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2006. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in Item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

         No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 10,288.6 units of limited partnership interest amounting to approximately 6.5% of the Partnership interest at December 31, 2006. The general partners and the executive officers of the Corporate General Partners, as of December 31, 2006, owned 90 units of limited partnership interest. The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Engagement: Rotenberg & Co., LLP was engaged as the Partnership's independent auditor for year 2006. Toski, Schaefer & Co., P.C. was engaged as the Partnership's independent auditor for the year 2005. All fees incurred for the years ended December 31, 2006 and 2005 were approved by the Audit Committee.

Audit Fees: Audit fees for the Partnership's financial statements included in the Partnership's quarterly reports on Form 10-Q by Rotenberg & Co., LLP for the year ended December 31, 2006 totaled $6,000. Audit fees for the audit of the Partnership's annual financial statements included in the Partnership's annual report on Form 10-K and those financial statements included in the Partnership's quarterly reports on Form 10-Q by Toski, Schaefer & Co., P.C. for the year ended December 31, 2005 totaled $25,589.

Audit-Related Fees:  None.

Tax Fees: The Partnership engaged Toski, Schaefer & Co., P.C. to provide tax filing and compliance services during the year ended December 31, 2005. The fees for these service amounted to $2,630 and $4,435 for the years ended December 31, 2006 and 2005, respectively.

All Other Fees: None.

         The Audit Committee has set a policy that all fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee. All fees related to 2006 were pre-approved by the Audit Committee.

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

         The Audit Committee has the sole authority to retain and terminate the Partnership's independent auditors and approves all fees paid to the independent auditors. During 2006 and 2005, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. In addition, the Audit Committee has discussed with the independent auditors the auditors' independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors' independence.

         The Audit Committee discussed with the Partnership's independent auditors the overall scope and plans for their audit. The Audit Committee meets with the independent auditors to discuss the results of their examination, their evaluations of the Partnership's internal controls, and the overall quality of the Partnership's financial reporting.

         In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the General Partners (and the General Partners have approved) that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2006.

                                     PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND
          REPORTS ON FORM 8-K

(a)      Consolidated Financial Statements                                             Page
         Independent Auditor's Report                                                   F-1
         Consolidated Balance Sheets as of December 31, 2006 and 2005                   F-2
         Consolidated Statements of Operations for the years ended
                  December 31, 2006, 2005 and 2004                                      F-3
         Consolidated Statements of Partners' Equity for the years
                  ended December 31, 2006, 2005 and 2004                                F-4
         Consolidated Statements of Cash Flows for the years ended
                  December 31, 2006, 2005 and 2004                                      F-5
         Notes to Consolidated Financial Statements                                     F-6

         FINANCIAL STATEMENT SCHEDULE

         (i)      Schedule III - Real Estate and Accumulated Depreciation               F-14

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)      Reports on Form 8-K

         Current report on Form 8-K filed by the Partnership during and subsequent to the year ended December 31, 2006 which this report is filed:

         Form 8-K report filed on December 6, 2006.

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - VI A


By:      /s/Joseph M. Jayson                                     March 29, 2007
         -------------------                                     ---------------
         JOSEPH M. JAYSON,                                            Date
         Individual General Partner


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/Joseph M. Jayson                                      March 29, 2007
         -------------------                                      --------------
         JOSEPH M. JAYSON,                                             Date
         President, Treasurer and Director


         /s/Judith P. Jayson                                      March 29, 2007
         -------------------                                      --------------
         JUDITH P. JAYSON,                                             Date
         Vice President and Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
Realmark Property Investors Limited Partnership - VI-A
Getzville, New York


         We have audited the accompanying consolidated balance sheet of Realmark Property Investors Limited Partnership - VI-A and Subsidiaries ("the Company") as of December 31, 2006, and the related consolidated statements of operations, partners' equity, and cash flows for the year then ended. Our audit also included the 2006 financial statement schedule listed in the index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - VI-A and Subsidiaries as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2006 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in note 6 to the consolidated financial statements, the Company settled a class and derivative lawsuit in which it was involved. As a result of this settlement, the Company is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take place within the next twelve months.

/s/ Rotenberg & Co., LLP
------------------------
Rotenberg & Co., LLP
Rochester, New York
  March 29, 2007

                          INDEPENDENT AUDITOR'S REPORT

The Partners
Realmark Property Investors Limited
     Partnership - VI A:

We have audited the accompanying consolidated balance sheets of Realmark Property Investors Limited Partnership - VI A and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, partners' equity, and cash flows for each of the years ended December 31, 2005 and 2004. Our audits also included the financial statement schedule listed in the index at
Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the general partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - VI A and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 6 to the consolidated financial statements, the Partnership settled a class and derivative lawsuit in which it was involved. As a result of this settlement, the Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take place within the next twelve months.




                                                /s/ TOSKI, SCHAEFER & CO., P.C.
                                                -------------------------------
                                                TOSKI, SCHAEFER & CO., P.C.
Williamsville, New York
March 31, 2006
                                      F-1a

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 2006 and 2005



                           Assets                                     2006         2005
                           ------                                     ----         ----
Cash and equivalents                                                $      --       76,743
Receivable from affiliates                                              5,000        5,000
Equity interest in unconsolidated joint
     venture in excess of investment                                  529,547      159,831
                                                                    ---------    ---------

                           Total assets                             $ 534,547      241,574
                                                                    =========    =========


              Liabilities and Partners' Equity
              --------------------------------

Liabilities:
     Accounts payable and accrued expenses                             25,387       35,911
     Payable to affiliates                                              2,932        7,791
                                                                    ---------    ---------

                           Total liabilities                           28,319       43,702
                                                                    ---------    ---------


Partners' equity (deficit):
     General partners                                                (148,202)    (214,145)
     Limited partners                                                 654,430      412,017
                                                                    ---------    ---------

                           Total partners' equity                     506,228      197,872
                                                                    ---------    ---------

                           Total liabilities and partner's equity   $ 534,547      241,574
                                                                    =========    =========















See accompanying notes to consolidated financial statements.

            REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                  Years Ended December 31, 2006, 2005 and 2004



                                                    2006         2005        2004
                                                    ----         ----        ----
Interest and other income                        $   1,042        6,855       12,669
                                                 ---------    ---------    ---------

Expenses:
     Property operations                                --           --      134,343
     Interest - affiliates                           1,151           --           --
     Administrative:
         Affiliates                                 38,651       29,481       20,206
         Other                                      22,600       91,311       54,799
                                                 ---------    ---------    ---------

                           Total expenses           62,402      120,792      209,348
                                                 ---------    ---------    ---------

Net loss before gain on sale of properties and
     equity in earnings of joint ventures          (61,360)    (113,937)    (196,679)

Gain on sale of properties                         566,920           --           --

Equity in earnings (loss) of joint ventures       (197,204)     153,505       92,278
                                                 ---------    ---------    ---------

                           Net income (loss)     $ 308,356       39,568     (104,401)
                                                 =========    =========    =========


Net income (loss) per limited partnership unit                $    1.54         0.24
                                                 =========    =========    =========
                                                                               (0.64)

Distributions per limited partnership unit       $      --           --         5.27
                                                 =========    =========    =========


Weighted average number of limited partnership
     units outstanding                             157,378      157,378      157,378
                                                 =========    =========    =========








See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

                   Consolidated Statements of Partners' Equity
                  Years Ended December 31, 2006, 2005 and 2004




                                              General         Limited Partners
                                              Partners      Units          Amount
                                              --------      -----          ------
Balances at December 31, 2003                $ (212,200)      157,378    1,304,027

Net loss                                         (3,132)           --     (101,269)

Distributions                                        --            --     (829,122)
                                             ----------    ----------   ----------

Balances at December 31, 2004                  (215,332)      157,378      373,636

Net income                                        1,187            --       38,381
                                             ----------    ----------   ----------

Balances at December 31, 2005                  (214,145)      157,378      412,017

Net income                                       65,943            --      242,413
                                             ----------    ----------   ----------

Balances at December 31, 2006                $ (148,202)      157,378      654,430
                                             ==========    ==========   ==========





















See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2006, 2005 and 2004




                                                              2006          2005            2004
                                                              ----          ----            ----
Cash flows from operating activities:
     Net income (loss)                                      $  308,356        39,568      (104,401)
     Adjustments to reconcile net income (loss) to
         net cash used in operating activities:
              Equity in earnings (loss) of joint ventures      197,204      (153,505)      (92,278)
              Gain on sale of properties                      (566,920)           --            --
Changes in:
                  Receivable from Affiliates                        --        62,681       (62,681)
                  Other assets                                      --            --        61,520
                  Accounts payable and accrued expenses        (10,524)      (11,912)      (30,846)
                  Payable to affiliated parties                 (4,859)        7,791       (24,408)
                                                            ----------    ----------    ----------

                           Net cash used in operating
                               activities                      (76,743)      (55,377)     (253,094)
                                                            ----------    ----------    ----------


Cash flows from financing activities - distributions
     to partners                                                    --            --      (829,122)
                                                            ----------    ----------    ----------


Net decrease in cash and equivalents                           (76,743)      (55,377)   (1,082,216)

Cash and equivalents at beginning of year                       76,743       132,120     1,214,336
                                                            ----------    ----------    ----------

Cash and equivalents at end of year                         $       --        76,743       132,120
                                                            ==========    ==========    ==========
















See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2006, 2005 and 2004

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

     (b) Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.
                                       F-6

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued

     (c) Property and Equipment

         At December 31, 2006, the Partnership had an interest in a joint venture, as described in note 5. The Partnership reviews long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2006, no impairment in value has been recognized.

         The Partnership and its ventures' policy is to consider a property to be held for sale or disposition when the Partnership or venture has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership or venture has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. Any properties identified as "held for sale or disposition" are no longer depreciated. All the properties were held for sale in 2006, 2005 and 2004.

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

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued

     (h) Fair Value of Financial Instruments

         The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2006.

     (i) Income Allocation and Distributable Cash Flow

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

         The partnership agreement also provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (note 8), it is anticipated that there will be no future distributions of net cash flow from operations. Sale or refinancing proceeds are distributed to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the limited partners. There were no distributions to partners made in 2006 or 2005. Distributions amounting to $829,122 were made in 2004.

     (j) Income Taxes

         No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2006, there was no difference in the tax bases of the net assets.

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

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(2)  Summary of Significant Accounting Policies, Continued

     (l) Recent Pronouncements

         The Partnership does not believe that the following recent pronouncements have a material effect on its financial position, results of operations or cash flows:

         o Statement of Financial Accounting Standard ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140" ("SFAS 155").
         o Statement of Financial Accounting Standard ("SFAS") No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 156
         o FIN 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109
         o Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements"
         o Statement of Financial Accounting Standard ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158")
         o SEC Staff Accounting Bulletin No. 108 ("SAB 108") - guidance on Quantifying Financial Statement Misstatements
         o Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115".

     (m) Reclassifications

         Reclassifications have been made to certain 2005 balances in order for them to conform to the 2006 presentation.

(3)  Investments in Real Estate

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

(4)  Related Party Transactions

     The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                                      2006        2005         2004
                                                                      ----        ----         ----
         Property management fees based on a percent-
              age (generally 5%) of rental income                  $    5,000          -           -

         Reimbursement for cost of services to the
              Partnership that include
              investor relations, marketing of properties,
              professional fees,
              communications, supplies, accounting,
              printing, postage and other items                        33,651     29,481      20,206
                                                                   ----------     ------      ------

                                                                   $   38,651     29,481      20,206
                                                                   ==========     ======      ======

     In addition to the above, other properties specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's consolidated statements of operations. On January 1, 2005, the interest rate on related party transactions was changed from 11% to 8%. Receivables from and payables to affiliated parties are due on demand and bear interest at 8% in 2005 and 2006 and 11% in 2004.

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

     Distributions

     U.S. Apartments, LLC, is an affiliated company in which the Individual
         General Partner of Realmark Property Investors Limited Partnership - VIA is the sole member. U.S. Apartments, LLC owns 9,811.1 units of limited partnership interest and received its proportionate share of distributable proceeds amounting to $50,138 in December 2004 from the sale of properties (note 3).

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(4)  Related Party Transactions, Continued

     Memorandum of Understanding

     The Partnership has a 50% interest in the unconsolidated joint venture in Realmark Research, LLC (known as Research Triangle Industrial Park
         West). Realmark Research, LLC (Research) advanced a portion of its sales proceeds in the amount of $1,066,719 to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Under the terms of this agreement, the affiliate agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of a remaining property, which is currently being marketed for sale.

(5)  Investment in Unconsolidated Joint Venture

     The Partnership has a 50% interest in a joint venture with Realmark
         Property Investors Limited Partnership - II (RPILP - II), an entity affiliated through common general partners. The Venture owned and operated the Research Triangle Industrial Park West, an office/warehouse facility located in Research Triangle Park, North Carolina, which was sold in 2006. The joint venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 50% to the Partnership and 50% to RPILP - II.

     Summary financial information for the Venture follows:

                            Balance Sheet Information

                                                 December 31,
              Assets                         2006             2005
              ------                         ----             ----

Property, net of accumulated depreciation   $       --    1,737,281
Cash and equivalents                            66,321       27,156
 Receivable from affiliates                    958,074      105,431
Escrow deposits                                     --      780,049
Other assets                                    42,653      259,890
                                            ----------   ----------

                      Total assets          $1,067,048    2,909,807
                                            ==========   ==========

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

         Liabilities and Partners' Deficit

     Liabilities:
         Mortgage loan payable                                                                  -         4,833,899
         Accounts payable and accrued expenses                                              7,954            87,923
                                                                                     ------------        ----------

                           Total liabilities                                                7,954         4,921,822
                                                                                     ------------        ----------

     Partners' equity (deficit):
         The Partnership                                                                  529,547        (1,105,423)
         RPILP - II                                                                       529,547          (906,592)
                                                                                     ------------        ----------

                           Total partners' equity (deficit)                             1,059,094        (2,012,015)
                                                                                     ------------        ----------

                           Total liabilities and partners' equity (deficit)          $  1,067,048         2,909,807
                                                                                     ============        ==========

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(5)  Investment in Unconsolidated Joint Venture, Continued

                              Operating Information

                                                             Years ended December 31,
                                                             ------------------------
                                                       2006             2005           2004
                                                       ----             ----           ----
Income:
    Rental                                            $   548,533        988,564       976,950
    Other                                                   8,002          5,215         1,772
                                                      -----------    -----------   -----------

                      Total income                        556,535        993,779       978,722
                                                      -----------    -----------   -----------
Expenses:
    Property operations                                   250,284        201,853       254,302
    Interest                                              427,358        404,365       418,830
    Administrative:
         Affiliates                                        27,195         56,845        58,617
         Other                                             76,621         23,706        44,017
    Write off deferred mortgage costs                     169,485             --            --
                                                      -----------    -----------   -----------

                      Total expenses                      950,943        686,769       775,766
                                                      -----------    -----------   -----------

                      Net income (loss) before gain
                      on sale of property and
                      equipment                          (394,408)       307,010       202,956

    Gain on sale of property and equipment              3,465,517             --            --
                                                      -----------    -----------   -----------

                      Net income                      $ 3,071,109        307,010       202,956
                                                      ===========    ===========   ===========
     Allocation of net income (loss) before
            gain on sale of property and
            equipment:
         The Partnership                                 (197,204)       153,505       101,478
         RPILP - II                                      (197,204)       153,505       101,478
                                                      -----------    -----------   -----------

                           Total                       $ (394,408)       307,010       202,956
                                                      ===========    ===========   ===========

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

     A reconciliation of the Partnership's investment in the Research Triangle Joint Venture is as follows:

                                                                        2006             2005              2004
                                                                        ----             ----              ----
     Investment in joint venture at beginning of year                $   159,831            6,326        (85,952)
     Equity interest in sale                                             566,920                -              -
     Amortization of excess purchase price                                     -                -         (9,200)
     Allocation of net income (loss)                                    (197,204)         153,505        101,478
                                                                     -----------          -------        -------

     Equity interest in unconsolidated
         venture at end of year                                      $   529,547          159,831          6,326
                                                                     ===========          =======        =======

(6)   Settlement of Lawsuit

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

     The settlement also provided for the payment by the Partnerships of fees to the plaintiffs' attorneys. These payments, which are not calculable at this time but may be significant, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiffs' counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units' trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above.
                                      F-14

                                                                   Schedule III
             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VIA
                                AND SUBSIDIARIES

                    Real Estate and Accumulated Depreciation
                                December 31, 2006






                               Initial Cost to
                                   Partnership         Cost
                              -------------------   capitalized
     Property                                       subsequent to                        Buildings and
   Description  Encumbrances  Land      Buildings    acquisition   Retirements  Land      improvements   Total
   -----------  ------------  -----    ----------   -------------  ------------- -----    ------------   ----
Research
Triangle JV
Raleigh, NC      $ -         338,112     4,920,738       336,053    (5,594,903)    -            -           -
                 ====        =======     =========       =======    ==========    ==           ==          ==

(RESTUBBED TABLE)

                                             Date
               Accumulated                     of           Date     Date
               depreciation   Retirements  construction   acquired   sold
               ------------   -----------  ------------   --------   ----

Research
Triangle JV
Raleigh, NC     3,794,811     (3,794,811)   1983        8/92       12/06
               ==========    ===========    ====        ====       =====







*In accordance with Statement of Financial Accounting Standards No. 144, no depreciation was recorded during the disposal period January 1, 2001 through December 31, 2006.

                                                             Schedule III, Cont.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                    Real Estate and Accumulated Depreciation
                        December 31, 2006, 2005 and 2004


(1)      Cost for Federal income tax purposes - none.

(2) A reconciliation of the carrying amount of land and buildings as of December 31, 2006, 2005 and 2004 is as follows:

                            Joint Venture Properties

                                  2006          2005              2004
                                  ----          ----              ----

Balance at beginning of year   $ 5,532,092      5,532,092     5,479,066
Additions                           62,811                       53,026
Dispositions (4)                (5,594,903)            --            --
                               -----------    -----------   -----------

Balance at end of year         $        --      5,532,092     5,532,092
                               ===========    ===========   ===========

(3) A reconciliation of accumulated depreciation for the years ended December 31, 2006, 2005 and 2004 is as follows:

                            Joint Venture Properties

                                   2006           2005           2004
                               -----------    -----------   -----------

Balance at beginning of year   $ 3,794,811      3,794,811     3,794,811
Dispositions (4)                (3,794,811)            --            --
                               -----------    -----------   -----------

Balance at end of year         $        --      3,794,811     3,794,811
                               ===========    ===========   ===========


(4) Sale of Research Triangle Industrial Park Joint Venture in December 2006.