Form 10-Q
period 2007-03-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2007-05-15
CIK 822783

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 2007

                                       or

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

                     Statement of Net Assets in Liquidation
                     --------------------------------------
                               (Liquidation Basis)

                                                                      (Unaudited)
                                                                       March 31,
                                                                          2007
                                                                 ----------------------
                                Assets
                                ------
Receivable from affiliates                                       $               5,000
Investment in Research Triangle                                                535,281
                                                                 ----------------------
     Total assets                                                              540,281
                                                                 ----------------------

                              Liabilities
                              -----------
Accounts payable and accrued expenses                                           47,721
Payable to affiliated parties                                                    7,027
                                                                 ----------------------
     Total liabilities                                                          54,748
                                                                 ----------------------

     Net assets in liquidation                                   $             485,533
                                                                 ======================

                Statement of Changes in Net Assets in Liquidation
                -------------------------------------------------
                         (Liquidation Basis - Unaudited)
                For the period January 1, 2007 to March 31, 2007

Net assets in liquidation at January 1, 2007                      $         506,228

Estimated costs during the period of liquidation                            (20,695)
                                                                  ------------------

Net assets in liquidation at March 31, 2007                       $         485,533
                                                                  ==================

                      Condensed Consolidated Balance Sheet
                      ------------------------------------

                                                                           December 31,
                                                                              2006
                                                                       -------------------
                                  Assets
                                  ------
Receivable from affiliates                                             $            5,000
Equity interest in unconsolidated joint venture
      in excess of investment                                                     529,547
                                                                       -------------------
     Total assets                                                      $          534,547
                                                                       ===================

                   Liabilities and Partners' Equity
                   --------------------------------
Accounts payable and accrued expenses                                              25,387
Payable to affiliates                                                               2,932
Partners' equity                                                                  506,228
                                                                       -------------------

     Total liabilities and partners' equity                            $          534,547
                                                                       ===================

                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------
                                   (Unaudited)
                        Three months ended March 31, 2006

Interest and other income                                                  $                 79
                                                                           ---------------------
Administrative expense - affiliates                                                       8,125
Other administrative expense                                                              4,601
                                                                           ---------------------
     Total expenses                                                                      12,276
                                                                           ---------------------
Net loss before equity in earnings of joint ventures                                    (12,647)
Equity in earnings of unconsolidated joint venture                                       58,818
                                                                           ---------------------
     Net income                                                            $             46,171
                                                                           =====================
Net income per limited partnership unit                                    $                .28
                                                                           =====================
Weighted average limited partnership units outstanding                                  157,378
                                                                           =====================

                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------
                                   (Unaudited)
                       Three months ended March 31, 2006


Cash provided (used) by:
Operating activities:
     Net income                                          $             46,171
     Adjustments - other, principally changes
               in other assets and liabilities                        (51,427)
                                                         ---------------------
          Net cash used by operating activities                        (5,256)
Cash and equivalents at beginning of period                            76,743
                                                         ---------------------
Cash and equivalents at end of period                    $             71,487
                                                         =====================


                   Notes to Consolidated Financial Statements
                   Three months ended March 31, 2007 and 2006
                                   (Unaudited)

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

Basis of Presentation
---------------------

As a result of the plan of termination and liquidation, the Partnership changed its basis of accounting to the liquidation basis effective January 1, 2007. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership's significant accounting policies are set forth in its December 31, 2006 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment
----------------------

At March 31, 2007, the Partnership had an interest in a joint venture, as described below. The joint venture property was sold in December 2006 for a purchase price of $5,300,000. The mortgage on the property was paid off in the amount of $4,117,763. The Partnership sold its remaining wholly-owned property in 2003.

Investment in Joint Venture
---------------------------

The Partnership has a 50% interest in Research Triangle Industrial Park Joint Venture with Realmark Property Investors Limited Partnership - II (RPILP - II), an entity affiliated through common general partners, owning the other 50%. The Venture owned the Research Triangle Industrial Park West, a 117,000 square foot office/warehouse facility located in Durham County, North Carolina, which was sold in December 2006. Summary financial information of the Venture follows:

                                   Balance Sheet Information
                                   -------------------------

                                                                      March 31,                     December 31,
                                                                        2007                            2006
                                                                 --------------------           --------------------
         Assets:
              Cash and equivalents                               $            44,353                         66,321
              Receivable from affiliates                                   1,055,948                        958,074
              Accrued interest receivable                                     21,126                              -
              Other assets                                                    42,653                         42,653
                                                                 --------------------           --------------------
                   Total assets                                  $         1,164,080                      1,067,048
                                                                 ====================           ====================

         Liabilities:
              Accounts payable and accrued expenses                            6,927                          7,954
              Payable to affiliates                                           86,591                              -
                                                                 --------------------           --------------------
                   Total liabilities                                          93,518                          7,954
                                                                 --------------------           --------------------

         Partners' equity:
              The Partnership                                                535,281                        529,547
              RPILP - II                                                     535,281                        529,547
                                                                 --------------------           --------------------
                   Total partners' equity                                  1,070,562                      1,059,094
                                                                 --------------------           --------------------
                   Total liabilities and partners' equity        $         1,164,080                      1,067,048
                                                                 ====================           ====================

                                      Operating Information
                                      ---------------------

                                                                    Three months ended March 31,
                                                              2007                            2006
                                                       --------------------           ---------------------
         Rental income                                 $                 -                         277,741
         Interest income                                            21,126                               -
         Other                                                       6,785                           1,946
                                                       --------------------           ---------------------
                   Total income                                     27,911                         279,687
                                                       --------------------           ---------------------
         Property operating costs                                    1,594                          43,312
         Interest                                                      239                          98,339
         Administrative                                             14,610                          20,399
                                                       --------------------           ---------------------
                   Total expenses                                   16,443                         162,050
                                                       --------------------           ---------------------
                   Net income                          $            11,468                         117,637
                                                       ====================           =====================

         Allocation of net income:
              The Partnership                                        5,734                          58,819
              RPILP - II                                             5,734                          58,818
                                                       --------------------           ---------------------
                                                       $            11,468                         117,637
                                                       ====================           =====================

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership sold two of its properties (Beaver Creek and Countrybrook) during 2002, and in 2003 sold its remaining three properties (Pomeroy Park, Inducon Columbia, and Stonegate Townhouses). The sales proceeds enabled the Partnership to make a distribution to the limited partners in the last quarter of 2004 in the amount of $829,122. Assets consisted primarily of the investment in Research Triangle Industrial Park, which amounted to approximately $535,281 at March 31, 2007. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that due to the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners. As a result of the Research Triangle Industrial Park's sale of the remaining property, the Partnership began reporting on the liquidation basis of accounting effective January 1, 2007.

Results of Operations
---------------------

As a result of the sale of its remaining wholly-owned properties, the Partnership's rental operations ceased in 2003. Operations for the three months ended March 31, 2007 consisted primarily of liquidation costs and professional fees.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceeding
         ----------------

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership's settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2006.

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




              May 15, 2007                /s/ Joseph M. Jayson
              ------------                --------------------
                  Date                    Joseph M. Jayson,
                                          Individual General Partner and
                                          Principal Financial Officer