Form 10-Q
period 2007-06-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2007-08-14
CIK 822783

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended June 30, 2007

                                       or

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

                                                                                 (Unaudited)
                                                                                June 30, 2007
                                                                           ----------------------
                                Assets
                                ------
Receivable from affiliates                                                  $              5,000
Investment in Research Triangle                                                          540,054
                                                                           ----------------------
     Total assets                                                                        545,054
                                                                           ----------------------

                              Liabilities
                              -----------
Accounts payable and accrued expenses                                                     52,785
Payable to affiliated parties                                                             10,983
                                                                           ----------------------
     Total liabilities                                                                    63,768
                                                                           ----------------------

     Net assets in liquidation                                              $            481,286
                                                                           ======================

                Statement of Changes in Net Assets in Liquidation
                -------------------------------------------------
                         (Liquidation Basis - Unaudited)
                For the period January 1, 2007 to June 30, 2007




Net assets in liquidation at January 1, 2007                                 $          506,228

Estimated costs during the period of liquidation                                        (24,942)
                                                                            --------------------

Net assets in liquidation at June 30, 2007                                   $          481,286
                                                                            ====================


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
                                                                          ===================

                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------
                                   (Unaudited)
                         Six months ended June 30, 2006

Interest and other income                                                      $               79
                                                                               -------------------
Administrative expense - affiliates                                                        21,728
Other administrative expense                                                                9,730
                                                                               -------------------
     Total expenses                                                                        31,458
                                                                               -------------------
Net loss before equity in earnings of joint ventures                                      (31,379)
Equity in earnings of unconsolidated joint venture                                         76,042
                                                                               -------------------
     Net income                                                                $           44,663
                                                                               ===================
Net income per limited partnership unit                                        $              .28
                                                                               ===================
Weighted average limited partnership units outstanding                                    157,378
                                                                               ===================

                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------
                                   (Unaudited)
                         Six months ended June 30, 2006

Cash provided (used) by:
Operating activities:
     Net income                                                                     $           44,663
     Adjustments - other, principally changes
       in other assets and liabilities                                                         (59,514)
                                                                                    -------------------
          Net cash used by operating activities                                                (14,851)
Cash and equivalents at beginning of period                                                     76,743
                                                                                    -------------------
Cash and equivalents at end of period                                               $           61,892
                                                                                    ===================

                   Notes to Consolidated Financial Statements
                     Six months ended June 30, 2007 and 2006
                                   (Unaudited)

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership's significant accounting policies are set forth in its December 31, 2006 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.
                                       4

Property and Equipment
----------------------

At June 30, 2007, the Partnership had an interest in a joint venture, as described below. The joint venture property was sold in December 2006 for a purchase price of $5,300,000. The mortgage on the property was paid off in the amount of $4,117,763. The Partnership sold its remaining wholly-owned property in 2003.

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

                            Balance Sheet Information
                            -------------------------

                                                                  June 30,               December 31,
                                                                    2007                     2006
                                                          ----------------------     ---------------------
Assets:
     Cash and equivalents                                 $              34,866                    66,321
     Receivable from affiliates                                       1,055,948                   958,074
     Accrued interest receivable                                         42,252                        --
     Other assets                                                        20,661                    42,653
                                                          ----------------------     ---------------------
          Total assets                                    $           1,153,727                 1,067,048
                                                          ======================     =====================

Liabilities:
     Accounts payable and accrued expenses                                   --                     7,954
     Payable to affiliates                                               73,619                        --
                                                          ----------------------     ---------------------
          Total liabilities                                              73,619                     7,954

Partners' equity:
     The Partnership                                                    540,054                   529,547
     RPILP - II                                                         540,054                   529,547
                                                          ----------------------     ---------------------
          Total partners' equity                                      1,080,108                 1,059,094
                                                          ----------------------     ---------------------
          Total liabilities and partners' equity          $           1,153,727                 1,067,048
                                                          ======================     =====================

                                          Operating Information
                                          ---------------------


                                        Three months ended June 30,                       Six months ended June 30,
                                 ----------------------------------------       -------------------------------------------
                                        2007                  2006                      2007                     2006
                                 -----------------   --------------------       -----------------      --------------------
Rental income                    $             --                250,792                      --                   528,533
Interest income                            21,126                     --                  42,252                        --
Other                                          15                  2,189                   6,800                     4,135
                                 -----------------   --------------------       -----------------      --------------------
     Total income                          21,141                252,981                  49,052                   532,668
                                 -----------------   --------------------       -----------------      --------------------
Property operating costs                    5,490                 82,284                   7,084                   125,596
Interest                                       --                 98,472                     239                   196,811
Administrative                              6,105                 37,777                  20,715                    58,176
                                 -----------------   --------------------       -----------------      --------------------
     Total expenses                        11,595                218,533                  28,038                   380,583
                                 -----------------   --------------------       -----------------      --------------------
     Net income                  $          9,546                 34,448                  21,014                   152,085
                                 =================   ====================       =================      ====================
Allocation of net income:
     The Partnership                        4,773                 17,224                  10,507                    76,042
     RPILP - II                             4,773                 17,224                  10,507                    76,043
                                 -----------------   --------------------       -----------------      --------------------
                                 $          9,546                 34,448                  21,014                   152,085
                                 =================   ====================       =================      ====================

PART I - Item 2. Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations
                 -------------------------

Liquidity and Capital Resources
-------------------------------

Assets consisted primarily of the investment in Research Triangle Industrial Park, which amounted to approximately $540,054 at June 30, 2007. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that due to the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners. As a result of the Research Triangle Industrial Park's sale of the remaining property, the Partnership began reporting on the liquidation basis of accounting effective January 1, 2007.

Results of Operations
---------------------

Operations for the six months ended June 30, 2007 consisted primarily of liquidation costs and professional fees.

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



              August 14, 2007                   /s/ Joseph M. Jayson
              ---------------                   --------------------
                  Date                          Joseph M. Jayson,
                                                Individual General Partner and
                                                Principal Financial Officer