Form 10-Q
period 2007-09-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2007-11-13
CIK 822783

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 2007

                                       or

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

                                                                                        (Unaudited)
                                                                                       September 30,
                                                                                           2007
                                                                                           ----
                  Assets
-------------------------------------------
Receivable from affiliates                                                               $   5,000
Investment in Research Triangle                                                            543,018
                                                                                         ---------

     Total assets                                                                          548,018
                                                                                         ---------

               Liabilities
----------------------------------------------
Accounts payable and accrued expenses                                                       59,094
Payable to affiliated parties                                                               12,920
                                                                                         ---------

     Total liabilities                                                                      72,014
                                                                                         ---------

     Net assets in liquidation                                                           $ 476,004
                                                                                         =========

                Statement of Changes in Net Assets in Liquidation
                -------------------------------------------------
                         (Liquidation Basis - Unaudited)
              For the period January 1, 2007 to September 30, 2007

Net assets in liquidation at January 1, 2007                                             $ 506,228

Estimated costs during the period of liquidation                                           (30,224)
                                                                                         ---------

Net assets in liquidation at September 30, 2007                                          $ 476,004
                                                                                         =========

                      Condensed Consolidated Balance Sheet
                      ------------------------------------

                                                                                        December 31,
                                   Assets                                                   2006
                                   ------                                                   ----

Receivable from affiliates                                                               $    5,000
Equity interest in unconsolidated joint venture
in excess of investment                                                                     529,547
                                                                                         ----------

     Total assets                                                                        $  534,547
                                                                                         ==========

                        Liabilities and Partners' Equity
                        --------------------------------

Accounts payable and accrued expenses                                                        25,387
Payable to affiliates                                                                         2,932
Partners' equity                                                                            506,228
                                                                                         ----------

     Total liabilities and partners' equity                                              $  534,547
                                                                                         ==========

                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------
                                   (Unaudited)
                      Nine months ended September 30, 2006

Interest and other income                                                                $        -
                                                                                         ----------
Administrative expense - affiliates                                                          29,985
Other administrative expense                                                                 17,964
                                                                                         ----------
     Total expenses                                                                          47,949
                                                                                         ----------
Loss before equity in earnings of joint ventures                                            (47,949)
Equity in earnings of unconsolidated joint venture                                          (29,366)
                                                                                         ----------
Net loss                                                                                 $  (77,315)
                                                                                         ==========
Net loss per limited partnership unit                                                    $     0.48
                                                                                         ==========
Weighted average limited partnership units outstanding                                      157,378
                                                                                         ==========

                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------
                                   (Unaudited)
                      Nine months ended September 30, 2006

Cash provided (used) by:
Operating activities:
     Net loss                                                                         $  (77,315)
     Adjustments - other, principally changes
       in other assets and liabilities                                                     7,639
                                                                                      ----------
          Net cash used by operating activities                                          (69,676)
Cash and equivalents at beginning of period                                               76,743
                                                                                      ----------
Cash and equivalents at end of period                                                 $    7,067
                                                                                      ==========

                   Notes to Consolidated Financial Statements
                  Nine months ended September 30, 2007 and 2006
                                   (Unaudited)

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

Property and Equipment
----------------------

At September 30, 2007, the Partnership had an interest in a joint venture, as described below. The joint venture property was sold in December 2006 for a purchase price of $5,300,000. The mortgage on the property was paid off in the amount of $4,117,763. The Partnership sold its remaining wholly-owned property in 2003.

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

                            Balance Sheet Information
                            -------------------------

                                                                  September 30,         December 31,
                                                                      2007                  2006
                                                                      ----                  ----
Assets:
  Cash and equivalents                                            $    22,949                 66,321
  Receivable from affiliates                                        1,055,948                958,074
  Accrued interest receivable                                          63,378                      -
  Other assets                                                         20,661                 42,653
                                                                  -----------            -----------

    Total assets                                                  $ 1,162,936              1,067,048
                                                                  ===========            ===========

Liabilities:
  Accounts payable and accrued expenses                                 2,883                  7,954
  Payable to affiliates                                                74,017                      -
                                                                  -----------            -----------
    Total liabilities                                                  76,900                  7,954
                                                                  -----------            -----------
Partners' equity:
  The Partnership                                                     543,018                529,547
  RPILP - II                                                          543,018                529,547
                                                                  -----------            -----------
    Total partners' equity                                          1,086,036              1,059,094
                                                                  -----------            -----------
    Total liabilities and partners' equity                        $ 1,162,936              1,067,048
                                                                  ===========            ===========

                              Operating Information
                              ---------------------

                                              Three months ended Sept.30,             Nine months ended Sept.30,
                                              ---------------------------             --------------------------
                                              2007                   2006            2007                    2006
                                              ----                   ----            ----                    ----
Rental income                               $      -                      -               -                 528,533
Interest income                               21,126                      -          63,378                       -
Other                                             10                  2,446           6,810                   6,581
                                            --------              ---------        --------                --------
    Total income                              21,136                  2,446          70,188                 535,114
                                            --------              ---------        --------                --------

Property operating costs                           -                 77,892           7,084                 203,488
Interest                                           -                 96,253             239                 293,064
Administrative                                15,208                 31,126          35,923                  89,302
                                            --------              ---------        --------                --------
    Total expenses                            15,208                205,271          43,246                 585,854
                                            --------              ---------        --------                --------
    Net income (loss)                       $  5,928               (202,825)         26,942                 (50,740)
                                            ========              =========        ========                ========

Allocation of net income:
The Partnership                                2,964               (101,413)         13,471                 (25,371)
RPILP - II                                     2,964               (101,412)         13,471                 (25,369)
                                            --------              ---------        --------                --------
                                            $  5,928               (202,825)         26,942                 (50,740)
                                            ========              =========        ========                ========

PART I - Item 2. Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations
                 -------------------------

Liquidity and Capital Resources
-------------------------------

Assets consisted primarily of the investment in Research Triangle Industrial Park, which amounted to approximately $543,018 at September 30, 2007. In accordance with the settlement of the lawsuit (Part II, Item I), it is anticaped that due to sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners. As a result of the Research Triangle Industrial Park's sale of the remaining property, the Partnership began reporting on the liquidation basis of accounting effective January 1, 2007.

Results of Operations
---------------------

Operation for the nine months ended September 30, 2007 consisted primarily of liquidation costs and professional fees.

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




              November 13, 2007               /s/ Joseph M. Jayson
              -----------------               ------------------------------
                     Date                     Joseph M. Jayson,
                                              Individual General Partner and
                                              Principal Financial Officer