Form 10-K
period 2007-12-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2008-04-15
CIK 822783

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2007

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                         Commission File Number 0-17466

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VIA
              -----------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

         Delaware                                       16-1309987
   -------------------                       --------------------------------
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

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2007 the Partnership has a 50% joint partner interest in Research Triangle Industrial Park Joint Venture, which owned an office/distribution facility in Raleigh, North Carolina. On June 30, 2003, July 31, 2003, and December 17, 2003, the Partnership sold Pomeroy Park Apartments, Inducon Columbia, and Stonegate Townhouses, respectively, to unaffiliated entities. Refer to Item 7 and the notes to the financial statements for details of these transactions.

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

         The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the Partnership's properties are located. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenue or assets by geographic region, since, in management's view, such a presentation would not be significant to an understanding of the Partnership's business or financial results taken as a whole. As of December 31, 2007, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2007 were employees of the Corporate General Partner or its affiliates.

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

Our commercial and office tenants may go bankrupt or be unable to make lease payments
                                        3

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

                                    Tax Risks

Our operating partnership may fail to be treated as a partnership for federal income tax purposes

         Management believes that our operating partnership qualifies, and has qualified since its formation as a partnership for federal income tax purposes and not as a publicly traded partnership taxable as a corporation. We can
                                        4
provide no assurance, however, that the IRS will not challenge the treatment of the operating partnership as a partnership for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in treating the operating partnership as a corporation for federal income tax purposes, then the taxable income of the operating partnership would be taxable at regular corporate income tax rates.

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

         Testing of our internal controls will begin no later than the second quarter of fiscal 2008. This testing will include documenting our procedures and an analysis of the segregation of duties. In the course of our evaluation and testing of internal controls, we may identify areas for improvement in the documentation, design and effectiveness of our internal controls, and these areas of improvement may be material. We may elect or be required to disclose those weaknesses before we have remediated them. We cannot assure you that we will not discover material weaknesses in the course of our testing and be required to disclose them. Given the risks inherent in the design and operation of internal controls over financial reporting, we can provide no assurance regarding our conclusions, or regarding the conclusions of our independent auditor, as of December 31, 2007 with respect to the effectiveness of our internal controls over financial reporting.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS.
-------- --------------------------

         The partnership has received comment letters from the SEC related to forms 10 K filed for the years 2004 and 2006. These letters solicited clarification by the partnership in several areas. The partnership has responded to these comments in January 2008.

ITEM 2:  PROPERTIES
-------  ----------

         The Research Triangle Industrial Park Joint Venture owned a 117,000 square foot office/warehouse distribution building in Raleigh, North Carolina. In December 2006, the building was sold for a purchase price of $5,700,000. The first mortgage loan on the property was paid off in the amount of $4,117,763.


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

ITEM 4: SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
------- ----------------------------------------------------

         None.

                                     PART II
                                     -------

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
-------  -------------------------------------------------------------

         There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2007, there were 1,585 record holders of units of limited partnership interest.

         The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its partners. The partnership agreement provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (Item 3), it is anticipated that there will be no future distributions of net cash flow from operations. All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the limited partners. There were no distributions made to the partners in 2007, 2006 or 2005.

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

ITEM 6: SELECTED FINANCIAL DATA
-------------------------------

                                                     At or for the years ended December 31,
                                   -------------------------------------------------------------------------
                                         2007           2006             2005          2004         2003
                                   -------------------------------------------------------------------------
Balance sheet data
Total assets                         $   532,101        534,547        241,574        199,801      1,280,856
Partners' equity (deficit)               438,730        506,228        197,872        158,304      1,091,827
                                   =========================================================================
Operating data
Rental income                                 --             --             --             --      1,529,090
Other income                               1,419          1,042          6,855         12,669        253,117
                                   -------------------------------------------------------------------------
Total revenue                              1,419          1,042          6,855         12,669      1,782,207
                                   -------------------------------------------------------------------------

Property operating costs                      --             --             --        134,343      1,309,329
Interest expense                             867          1,151             --             --        470,866
Administrative expenses                   66,496         61,251        120,792         75,005        442,584
                                   -------------------------------------------------------------------------
Total expenses                            67,363         62,402        120,792        209,348      2,222,779
                                   -------------------------------------------------------------------------
Loss before gain on sale of
  properties and equity in joint
venture operations                       (65,944)       (61,360)      (113,937)      (196,679)      (440,572)
Gain on sale of properties                    --        566,920             --             --      3,108,929
Equity in joint venture operations        (1,554)      (197,204)       153,505         92,278        132,003
                                   -------------------------------------------------------------------------
Net income (loss)                    $   (67,498)       308,356         39,568       (104,401)     2,880,360
                                   =========================================================================
Cash flow data
Net cash provided (used) by:
Operating activities                          --        (76,743)       (55,377)      (253,094)    (1,843,939)

Investing activities                          --             --             --             --     11,635,414

Financing activities                          --             --             --       (829,122)    (8.837,228)
                                   -------------------------------------------------------------------------
Net increase (decrease) in
  cash and equivalents                        --        (76,743)       (55,377)    (1,082,216)       954,247
                                   =========================================================================
Per limited partnership unit:
Net income (loss)                    $     (0.42)          1.54           0.24          (0.64)         17.85

Distributions                        $        --             --             --           5.27          15.89
                                   =========================================================================

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Liquidity and Capital Resources
-------------------------------

         Effective January 1, 2001, the Partnership began formally marketing all of its properties for sale. On June 30, 2003, the Partnership sold Pomeroy Park Apartments to an unaffiliated entity for cash of $4,000,000. After satisfaction of the $1,795,000 mortgage loan on the property, payment of closing costs, and the payment of a $150,000 termination fee, the net gain amounted to approximately $1,000,000. On July 31, 2003, the Partnership sold Inducon Columbia to an unaffiliated entity for cash of $3,150,000, resulting in a net loss of approximately $150,000. On December 17, 2003, the Partnership sold Stonegate Townhouses to an unaffiliated entity for cash of $5,150,000. After satisfaction of the $2,507,000 mortgage loan on the property and payment of closing costs, the net gain amounted to approximately $2,200,000. The sales proceeds enabled the Partnership to make a distribution to the limited partners in the last quarter of 2004 and 2003 in the amount of $829,122 and $2,500,000, respectively. There were no distributions in 2007, 2006 or 2005. In accordance with the settlement of the lawsuit (Item 3) it is anticipated that with the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners. These distributions will be reduced by the amount of fees payable to the plaintiffs' legal counsel in connection with the settlement agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership's joint venture.

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

Results of Operations:
----------------------

         As a result of the sale of its remaining wholly-owned properties, the Partnership's rental operations ceased in 2003. Operations for the year ended December 31, 2007 primarily consisted of ownership of the joint investment, administrative costs, and professional fees.

2007 as compared to 2006
------------------------

         As discussed above, the decrease in most components of the consolidated statements of operations was a result of the remaining wholly-owned properties being sold in 2003 and rental operations ceasing at the time of the sales. Administrative expenses primarily represent payments for legal fees and other professional fees amounting to $52,124 and $22,600 in 2007 and 2006, respectively, and administrative fees paid to an affiliate amounting to $14,372 and $38,651 in 2007 and 2006, respectively.

2006 as compared to 2005
------------------------

         As discussed above, the decrease in most components of the consolidated statements of operations was a result of the remaining wholly-owned properties being sold in 2003 and rental operations ceasing at the time of the sales. Administrative expenses primarily represent payments for legal fees and other professional fees amounting to $22,600 and $91,311 in 2006 and 2005, respectively, and administrative fees paid to an affiliate amounting to $38,651 and $29,481 in 2006 and 2005, respectively.

Joint Venture
-------------

         The Venture owned the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina, which was sold in December 2006. In 2007, the Joint Venture received interest income of approximately $84,000 due to advance funds to a affiliated party in December 2006. Total expenses decreased 90% in 2007 mainly due to the sale of the real property in December 2006. Net rental income before the gain on the sale of the property and land decreased in 2006 by approximately $700,000 from 2005. Rental income decreased approximately $440,000 in 2006 due to the property's sole tenant vacating the premises when their lease expired at the end of June 2006. Total expenses increased 38% in 2006 mainly due to consulting fees, legal fees, commissions from the lease renewal and interest expense. In 2006, the Venture used cash from operations to reduce long-term debt and outstanding accounts payable and accrued expenses.

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

ITEM 9B: OTHER INFORMATION
-------- -----------------

         None.

                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2007, are listed below. Each director is subject to election on an annual basis.

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

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 69, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-V, and Realmark Property Investors Limited Partnership-VI A. Mr. Jayson has been in the real estate business for the last 45 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 45 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 26 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 67, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 36 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

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

         Realmark Property Investors Limited Partnership - VIA
         Attention:  Investor Relations
         2350 North Forest Road
         Getzville, New York 14068

ITEM 11: EXECUTIVE COMPENSATION
-------- ----------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2007. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in Item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 10,288.6 units of limited partnership interest amounting to approximately 6.5% of the Partnership interest at December 31, 2007. The general partners and the executive officers of the Corporate General Partners, as of December 31, 2007, owned 90 units of limited partnership interest. The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

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

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES
--------  --------------------------------------

Audit Engagement: Rotenberg & Co., L.L.P. was engaged as the Partnership's independent auditor for year 2007 and 2006. All fees incurred for the years ended December 31, 2007 and 2006 were approved by the Audit Committee.

Audit Fees: Audit fees for the audit of the Partnership's annual financial statement included in the Partnership's annual report on Form 10-K and those financial statements included in the Partnership's quarterly reports on Form 10-Q by Rotenberg & Co. for the years ended December 31, 2007 and 2006 amounted to $25,000 and $6,000, respectively.

Audit-Related Fees:  None.

Tax Fees: The Partnership engaged Toski, Schaefer & Co., P.C. to provide tax filing and compliance services during the years ended December 31, 2007 and 2006. The fees for these service amounted to $16,705 and $2,630 for the years ended December 31, 2007 and 2006, respectively.

All Other Fees:  None.

         The Audit Committee has set a policy that all fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee. All fees related to 2007 and 2006 were pre-approved by the Audit Committee.

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

         The Audit Committee has the sole authority to retain and terminate the Partnership's independent auditors and approves all fees paid to the independent auditors. During 2007 and 2006, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. In addition, the Audit Committee has discussed with the independent auditors the auditors' independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors' independence.

         The Audit Committee discussed with the Partnership's independent auditors the overall scope and plans for their audit. The Audit Committee meets with the independent auditors to discuss the results of their examination, their evaluations of the Partnership's internal controls, and the overall quality of the Partnership's financial reporting.

         In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the General Partners (and the General Partners have approved) that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2007.

                                     PART IV
                                     -------

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES
-------- ---------------------------------------------

(a)      Consolidated Financial Statements                                             Page
         ---------------------------------                                             ----

         Independent Auditor's Report                                                   F-1
         Consolidated Balance Sheets as of December 31, 2007 and 2006                   F-2
         Consolidated Statements of Operations for the years ended
           December 31, 2007, 2006 and 2005                                             F-3
         Consolidated Statements of Partners' Equity for the years
           ended December 31, 2007, 2006 and 2005                                       F-4
         Consolidated Statements of Cash Flows for the years ended
           December 31, 2007, 2006 and 2005                                             F-5
         Notes to Consolidated Financial Statements                                     F-6

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


By:      /s/Joseph M. Jayson                                    March 28, 2008
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


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                                   March 28, 2008
         --------------------                                   --------------
         JOSEPH M. JAYSON,                                            Date
         President, Treasurer and Director


         /s/ Judith P. Jayson                                   March 28, 2008
         --------------------                                   --------------
         JUDITH P. JAYSON,                                            Date
         Vice President and Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------





To the Partners
Realmark Property Investors Limited Partnership - VIA
  and Subsidiary
Getzville, New York


         We have audited the accompanying consolidated balance sheets of Realmark Property Investors Limited Partnership - VIA and Subsidiaries ("the Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, partners' equity, and cash flows for the years then ended. Our audit also included the 2007 financial statement schedule in the index at item 15. Realmark Property Investors Limited Partnership - VIA and Subsidiary's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - VIA and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2007 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Rotenberg & Co., LLP
------------------------
Rotenberg & Co., LLP
Rochester, New York
  April 9, 2008










                                      F-1A

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

The Partners
Realmark Property Investors Limited
     Partnership - VI A:

We have audited the accompanying consolidated statements of operations, partners' equity, and cash flows of Realmark Property Investors Limited Partnership - VI A and Subsidiaries as of December 31, 2005. Our audit also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the general partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly and the results of their operations and their cash flows of Realmark Property Investors Limited Partnership - VI A and Subsidiaries as of December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 6 to the consolidated financial statements, the Partnership settled a class and derivative lawsuit in which it was involved. As a result of this settlement, the Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take place within the next twelve months.




Williamsville, New York
March 31, 2006








                                      F-1B

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 2007 and 2006



                           Assets                                                      2007         2006
                           ------                                                      ----         ----
Receivable from affiliates                                                           $   4,108        5,000
Equity interest in unconsolidated joint
  venture in excess of investment                                                      527,993      529,547
                                                                                     ---------    ---------

                           Total assets                                              $ 532,101      534,547
                                                                                     =========    =========


              Liabilities and Partners' Equity
              --------------------------------

Liabilities:
     Accounts payable and accrued expenses                                              76,619       25,387
     Payable to affiliates                                                              16,752        2,932
                                                                                     ---------    ---------

                           Total liabilities                                            93,371       28,319
                                                                                     ---------    ---------


Partners' equity (deficit):
     General partners                                                                 (150,227)    (148,202)
     Limited partners                                                                  588,957      654,430
                                                                                     ---------    ---------

                           Total partners' equity                                      438,730      506,228
                                                                                     ---------    ---------

                           Total liabilities and partners' equity                    $ 532,101      534,547
                                                                                     =========    =========


















See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                  Years ended December 31, 2007, 2006 and 2005



                                                                       2007        2006         2005
                                                                       ----        ----         ----
Interest and other income                                          $   1,419        1,042        6,855
                                                                   ---------    ---------    ---------

Expenses:
     Interest - affiliates                                               867        1,151           --
     Administrative:
         Affiliates                                                   14,372       38,651       29,481
         Other                                                        52,124       22,600       91,311
                                                                   ---------    ---------    ---------

                           Total expenses                             67,363       62,402      120,792
                                                                   ---------    ---------    ---------

Net loss before gain on sale of properties and
     equity in earnings of joint ventures                            (65,944)     (61,360)    (113,937)

Gain on sale of properties                                                --      566,920           --

Equity in earnings (loss) of joint ventures                           (1,554)    (197,204)     153,505
                                                                   ---------    ---------    ---------

                           Net income (loss)                       $ (67,498)     308,356       39,568
                                                                   =========    =========    =========


Net income (loss) per limited partnership unit                     $   (0.42)        1.54         0.24
                                                                   =========    =========    =========

Distributions per limited partnership unit                         $      --           --           --
                                                                   =========    =========    =========

Weighted average number of limited partnership
     units outstanding                                               157,378      157,378      157,378
                                                                   =========    =========    =========















See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

                   Consolidated Statements of Partners' Equity
                  Years ended December 31, 2007, 2006 and 2005




                                                                      General       Limited Partners
                                                                      Partners      Units      Amount
                                                                      --------      -----      ------
Balances at December 31, 2004                                        $(215,332)     157,378     373,636

Net income                                                               1,187           --      38,381
                                                                     ---------    ---------   ---------

Balances at December 31, 2005                                         (214,145)     157,378     412,017

Net income                                                              65,943           --     242,413
                                                                     ---------    ---------   ---------

Balances at December 31, 2006                                         (148,202)     157,378     654,430
                                                                     ---------    ---------   ---------

Net loss                                                                (2,025)          --     (65,473)
                                                                     ---------    ---------   ---------

Balances at December 31, 2007                                        $(150,227)     157,378     588,957
                                                                     =========    =========   =========



























See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2007, 2006 and 2005




                                                                         2007        2006        2005
                                                                         ----        ----        ----
Cash flows from operating activities:
     Net income (loss)                                                 $(67,498)    308,356      39,568
     Adjustments to reconcile net income (loss) to
       net cash used in operating activities:
              Equity in (earnings) loss of joint ventures                 1,554     197,204    (153,505)
              Gain on sale of properties                                     --    (566,920)         --
              Changes in:
                  Receivable from affiliates                                892          --      62,681
                  Accounts payable and accrued expenses                  51,232     (10,524)    (11,912)
                  Payable to affiliated parties                          13,820      (4,859)      7,791
                                                                       --------    --------    --------

                           Net cash used in operating
                             activities                                      --     (76,743)    (55,377)
                                                                       --------    --------    --------


Net decrease in cash and equivalents                                         --     (76,743)    (55,377)

Cash and equivalents at beginning of year                                    --      76,743     132,120
                                                                       --------    --------    --------

Cash and equivalents at end of year                                    $     --          --      76,743
                                                                       ========    ========    ========
























See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2007, 2006 and 2005


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

     (c) Property and Equipment
     --------------------------

         At December 31, 2007, the Partnership had an interest in a joint venture, as described in note 5. The Partnership reviews long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2007, no impairment in value has been recognized.

         The Partnership and its ventures' policy is to consider a property to be held for sale or disposition when the Partnership or venture has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership or venture has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. Any properties identified as "held for sale or disposition" are no longer depreciated. All the properties were held for sale in 2007, 2006 and 2005.

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

     (h) Fair Value of Financial Instruments
     ---------------------------------------

         The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2007.

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

         The partnership agreement also provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (note 6), it is anticipated that there will be no future distributions of net cash flow from operations. Sale or refinancing proceeds are distributed to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the limited partners. There were no distributions to partners made in 2007, 2006 or 2005.

     (j) Income Taxes
     ----------------

         No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by
                                       F-8

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(2)  Summary of Significant Accounting Policies, Continued
----------------------------------------------------------

         the partners on their income tax returns. At December 31, 2007, there was no difference in the tax bases of the net assets.

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

     (l) Recent Pronouncements
     -------------------------

         The Partnership does not believe that the following recent pronouncements have a material effect on its financial position, results of operations or cash flows:

         o Statement of Financial Accounting Standard ("SFAS") No. 155, "Accounting for Certain Hybird Financial Instruments - an amendment of FASB Staqtement No.133 and 140" ("SFAS 155").
         o Statement of Financial Accounting Standard ("SFAS") No.156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 ("SFAS 156).
         o FIN 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.
         o Statement of Financial Accounting Standard ("SFAS") No. 157, Fair Value Measurements"
         o Statements of Financial Accounting Standard ("SFAS") No. 158 "Employees' Accounting for Defined Benefits Pension and Other Postretirement Plans - an amendment of FASB Statement No. 87, 88, 106, and 132 ( R )" ("SFAS 158").
         o SEC Staff Accounting Bulletin No. 108 ("SAB 108") - guidance on Quantifying Financial Statement Misstatements.
         o Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115".
         o Statement of Financial Accounting Standard ("SFAS") No. 141 (R), "Business Combinations" .
         o Statement of Financial Accounting Standard ("SFAS") No. 160, "Noncontrolling Interest in Consolidated Financial Statements - an amendment of ARB No. 51.

     (3) Investments in Real Estate
     ------------------------------

         On January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes the accounting and reporting standards for the impairment or disposal of long-lived assets by requiring those assets to be measured at the lower of depreciated cost or fair value less selling costs, whether reported on continuing operations or in discontinued

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

     (3) Investments in Real Estate, Continued
     -----------------------------------------

         operations. The adoption of this standard did not have a material effect on the Partnership's consolidated financial position or results of operations for the year ended December 31, 2002.

         All of the properties were classified as property held for sale prior to the adoption of SFAS No. 144 and continued to be actively marketed for sale. Accordingly, their results of operations have been recorded in continuing operations.

     (4) Related Party Transactions
     ------------------------------

         The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                                         2007               2006              2005
                                                                         ----               ----              ----
         Property management fees based on a percent-
              age (generally 5%) of rental income                      $       -            5,000                 -

         Reimbursement for cost of services to the
              Partnership that include
              investor relations, marketing of
              properties, professional fees,
              communications, supplies, accounting,
              printing, postage and other items                           14,372           33,651            29,481
                                                                       ---------           ------            ------

                                                                       $  14,372           38,651            29,481
                                                                       =========           ======            ======

         In addition to the above, other properties specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's consolidated statements of operations. Receivables from and payables to affiliated parties are due on demand and bear interest at 8% in 2007, 2006 and 2005.

         Property Disposition Fees
         -------------------------

         The general partners are also allowed to collect a property disposition fee upon sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties or 3% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


     (4) Related Party Transactions, Continued
     -----------------------------------------

         their original capital contributions. Since these conditions described above have not been met, no disposition fees have been paid or accrued on properties sold in prior years.

         Distributions
         -------------

         U.S. Apartments, LLC, is an affiliated company in which the Individual General Partner of Realmark Property Investors Limited Partnership - VIA is the sole member. U.S. Apartments, LLC owns 9,811.1 units of limited partnership interest.

         Memorandum of Understanding
         ---------------------------

         The Partnership has a 50% interest in the unconsolidated joint venture in Realmark Research, LLC (know as Research Triangle Industrial Park
         West). Realmark Research, LLC (Research) advances a portion of its sales proceeds in the amount of $1,066,719 to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Under the terms of this agreement, the affiliate agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of a remaining property, which is currently being marketed for sale.

(5)  Investment in Unconsolidated Joint Venture
-----------------------------------------------

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

            REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(5)  Investment in Unconsolidated Joint Venture, Continued
----------------------------------------------------------

     Summary financial information for the Venture follows:

                            Balance Sheet Information
                            -------------------------
                                                                                          December 31,
              Assets                                                                   2007         2006
              ------                                                                   ----         ----
Cash and equivalents                                                                $    1,041       66,321
Receivable from affiliates                                                           1,056,840      958,074
Accrued interest receivable                                                             84,504           --
Other assets                                                                            20,661       42,653
                                                                                    ----------   ----------

                      Total assets                                                  $1,163,046    1,067,048
                                                                                    ==========   ==========

         Liabilities and Partners'Equity
         -------------------------------

Liabilities:
    Accounts payable and accrued expenses                                               33,050        7,954
    Payables to affiliates                                                              74,010           --
                                                                                    ----------   ----------

                      Total liabilities                                                107,060        7,954
                                                                                    ----------   ----------

Partners' equity:
    The Partnership                                                                    527,993      529,547
    RPILP - II                                                                         527,993      529,547
                                                                                    ----------   ----------

                      Total partners' equity                                         1,055,986    1,059,094
                                                                                    ----------   ----------

                      Total liabilities and partners' equity                        $1,163,046    1,067,048
                                                                                    ==========   ==========

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(5)  Investment in Unconsolidated Joint Venture, Continued
----------------------------------------------------------

                              Operating Information
                              ---------------------

                                                                             Years ended December 31,
                                                                             ------------------------
                                                                        2007          2006          2005
                                                                        ----          ----          ----
Income:
    Rental                                                           $       --       548,533       988,564
    Interest                                                             84,504            --            --
    Other                                                                 6,785         8,002         5,215
                                                                     ----------    ----------    ----------

                      Total income                                       91,289       556,535       993,779
                                                                     ----------    ----------    ----------
Expenses:
    Property operations                                                   7,084       250,284       201,853
    Interest                                                                207       427,358       404,365
    Administrative:
         Affiliates                                                       5,117        27,195        56,845
         Other                                                           81,989        76,621        23,706
    Write off deferred mortgage costs                                        --       169,485            --
                                                                     ----------    ----------    ----------

                      Total expenses                                     94,397       950,943       686,769
                                                                     ----------    ----------    ----------

                      Net income (loss) before gain
                      on sale of property and
                      equipment                                          (3,108)     (394,408)      307,010

    Gain on sale of property and equipment                                   --     3,465,517            --
                                                                     ----------    ----------    ----------

                      Net income (loss)                              $   (3,108)    3,071,109       307,010
                                                                     ==========    ==========    ==========

Allocation of net income (loss) before gain on
  sale of property and equipment:
    The Partnership                                                      (1,554)     (197,204)      153,505
    RPILP - II                                                           (1,554)     (197,204)      153,505
                                                                     ----------    ----------    ----------

                      Total                                          $   (3,108)     (394,408)      307,010
                                                                     ==========    ==========    ==========

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(5)  Investment in Unconsolidated Joint Venture, Continued
----------------------------------------------------------

     A reconciliation of the Partnership's investment in the Research Triangle Joint Venture is as follows:

                                                                          2007        2006         2005
                                                                          ----        ----         ----
Investment in joint venture at beginning of year                       $ 529,547      159,831        6,326
Equity interest in sale                                                       --      566,920           --
Allocation of net income (loss)                                           (1,554)    (197,204)     153,505
                                                                       ---------    ---------    ---------
Equity interest in unconsolidated
  venture at end of year                                               $ 527,993      529,547      159,831
                                                                       =========    =========    =========

(6)  Settlement of Lawsuit
--------------------------

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

     The settlement also provided for the payment by the Partnerships of fees to the plaintiffs' attorneys. These payments, which are not calculable at this time but may be significant, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships,

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(6)  Settlement of Lawsuit, Continued
-------------------------------------

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

                                                                                                Schedule III, Cont.
                                                                                                -------------------

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

                    Real Estate and Accumulated Depreciation
                        December 31, 2007, 2006 and 2005


(1) Cost for Federal income tax purposes - none.

(2) A reconciliation of the carrying amount of land and buildings as of December 31, 2007, 2006 and 2005 is as follows:

                                                                              Joint Venture Properties
                                                                              ------------------------
                                                                        2007              2006              2005
                                                                        ----              ----              ----
         Balance at beginning of year                               $          -        5,532,092         5,532,092
         Additions                                                             -           62,811                 -
         Dispositions (4)                                                      -       (5,594,903)                -
                                                                    ------------       ----------        ----------
         Balance at end of year                                     $          -                -         5,532,092
                                                                    ============       ==========        ==========

(3) A reconciliation of accumulated depreciation for the years ended December 31, 2007, 2006 and 2005 is as follows:

                                                                              Joint Venture Properties
                                                                              ------------------------
                                                                       2007              2006               2005
                                                                       ----              ----               ----
         Balance at beginning of year                               $          -        3,794,811         3,794,811
         Dispositions (4)                                                      -       (3,794,811)                -
                                                                    ------------       ----------         ---------
         Balance at end of year                                     $          -                -         3,794,811
                                                                    ============       ==========         =========

(4) Sale of Research Triangle Industrial Park Joint Venture in December 2006.

                                                                                                                  Schedule III
                                                                                                                  ------------
              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VIA
                                AND SUBSIDIARIES

                    Real Estate and Accumulated Depreciation
                                December 31, 2007




                               Initial Cost to
                                  Partnership       Cost
                              -----------------  capitalized
  Property                                       subsequent to                      Buildings and           Accumulated
Description    Encumbrances   Land   Buildings   acquisition   Retirements  Land    improvements   Total    depreciation*
-----------    ------------   ----   ---------   ------------- -----------  ----    -------------  -----    ------------
Research
Triangle JV
Raleigh, NC       $     --   338,112  4,920,738      220,216    (5,594,903)     -            -         -       3,794,811
                  ========   ======= ==========   ==========    ==========    ===          ===       ===      ==========

                                          Date
                                           of         Date     Date
                         Retirements  construction  acquired   sold
                         -----------  ------------  --------   ----
Research
Triangle JV
Raleigh, NC              (3,794,811)      1983         8/92   12/06
                         ==========       ====         ====   =====




















*In accordance with Statement of Financial Accounting Standards No. 144, no depreciation was recorded during the disposal period January 1, 2001 through December 31, 2006.
                                      F-17