Form 10-Q
period 2008-03-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2008-05-15
CIK 822783

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 2008

                                       or

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

Part I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements
----------------------------

                                     Statement of Net Assets in Liquidation
                                     --------------------------------------
                                               (Liquidation Basis)

                                                                                                    (Unaudited)
                                                                                                     March 31,
                                                                                                        2008
                                                                                                 -----------------
                       Assets
------------------------------------------------------
Receivable from affiliates                                                                       $          4,108
Investment in Research Triangle                                                                           518,926
                                                                                                 -----------------
     Total assets                                                                                         523,034
                                                                                                 -----------------

                     Liabilities
------------------------------------------------------
Accounts payable and accrued expenses                                                                      92,431
Payable to affiliated parties                                                                              17,264
                                                                                                 -----------------
     Total liabilities                                                                                    109,695
                                                                                                 -----------------

     Net assets in liquidation                                                                   $        413,339
                                                                                                 =================

                               Statement of Changes in Net Assets in Liquidation
                               -------------------------------------------------
                                        (Liquidation Basis - Unaudited)
                                For the period January 1, 2008 to March 31, 2008

Net assets in liquidation at January 1, 2008                                                       $     438,730

Estimated costs during the period of liquidation                                                         (25,391)
                                                                                                   --------------

Net assets in liquidation at March 31, 2008                                                        $     413,339
                                                                                                   ==============

                                      Statement of Net Assets in Liquidation
                                      --------------------------------------
                                                (Liquidation Basis)

                                                                                                    December 31,
                                                                                                        2007
                                                                                                 -------------------
                       Assets
------------------------------------------------------
Receivable from affiliates                                                                       $            4,108
Equity interest in unconsolidated joint venture
  in excess of investment                                                                                   527,993
                                                                                                 -------------------
     Total assets                                                                                           532,101
                                                                                                 -------------------

                     Liabilities
------------------------------------------------------
Accounts payable and accrued expenses                                                                        76,619
Payable to affiliates                                                                                        16,752
                                                                                                 -------------------
     Total liabilities                                                                                       93,371
                                                                                                 -------------------

     Net assets in liquidation                                                                   $          438,730
                                                                                                 ===================

                                 Statement of Changes in Net Assets in Liquidation
                                 -------------------------------------------------
                                          (Liquidation Basis - Unaudited)
                                 For the period January 1, 2007 to March 31, 2007


Net assets in liquidation at January 1, 2007                                                      $      506,228

Estimated costs during the period of liquidation                                                         (20,695)
                                                                                                  ---------------

Net assets in liquidation at March 31, 2007                                                       $      485,533
                                                                                                  ===============


                   Notes to Consolidated Financial Statements
                   Three months ended March 31, 2008 and 2007
                                   (Unaudited)

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership's significant accounting policies are set forth in its December 31, 2007 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment
----------------------

At March 31, 2008, the Partnership had an interest in a joint venture, as described below. The joint venture property was sold in December 2006 for a purchase price of $5,300,000. The mortgage on the property was paid off in the amount of $4,117,763. The Partnership sold its remaining wholly-owned property in 2003.

Subsequent Event
----------------

On May 6, 2008 an unrelated third party filed a tender offer with the Securities Exchange Commission under Schedule TO to purchase all units of limited partnership interest of the Partnership. Refer to the filing for additional information.

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

                                              Balance Sheet Information
                                              -------------------------
                                                                                March 31,             December 31,
                                                                                  2008                    2007
                                                                             ----------------       ----------------
       Assets:
            Cash and equivalents                                             $           772                  1,041
            Receivable from affiliates                                             1,056,840              1,056,840
            Accrued interest receivable                                              105,630                 84,504
            Other assets                                                              20,661                 20,661
                                                                             ----------------       ----------------
                 Total assets                                                $     1,183,903              1,163,046
                                                                             ================       ================

       Liabilities:
            Accounts payable and accrued expenses                                     54,189                 33,050
            Payable to affiliates                                                     91,862                 74,010
                                                                             ----------------       ----------------
                 Total liabilities                                                   146,051                107,060
                                                                             ----------------       ----------------

       Partners' equity:
            The Partnership                                                          518,926                527,993
            RPILP - II                                                               518,926                527,993
                                                                             ----------------       ----------------
                 Total partners' equity                                            1,037,852              1,055,986
                                                                             ----------------       ----------------
                 Total liabilities and partners' equity                      $     1,183,903              1,163,046
                                                                             ================       ================

                                               Operating Information
                                               ---------------------
                                                                                  Three months ended March 31,
                                                                                  2008                    2007
                                                                             ----------------       -----------------
       Interest income                                                       $        21,126                  21,126
       Other                                                                               -                   6,785
                                                                             ----------------       -----------------
                 Total income                                                         21,126                  27,911
                                                                             ----------------       -----------------
       Property operating costs                                                            -                   1,594
       Interest                                                                          252                     239
       Administrative                                                                 39,008                  14,610
                                                                             ----------------       -----------------
                 Total expenses                                                       39,260                  16,443
                                                                             ----------------       -----------------
                 Net income (loss)                                           $       (18,134)                 11,468
                                                                             ================       =================
       Allocation of net income (loss):
            The Partnership                                                           (9,067)                  5,734
            RPILP - II                                                                (9,067)                  5,734
                                                                             ----------------       -----------------
                                                                             $       (18,134)                 11,468
                                                                             ================       =================

PART I - Item 2. Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations
                 -------------------------

Liquidity and Capital Resources
-------------------------------

Assets consisted primarily of the investment in Research Triangle Industrial Park, which amounted to approximately $518,926 at March 31, 2008. In accordance with the settlement of the lawsuit (Part II, Item I), it is anticipated that due to sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners. As a result of the Research Triangle Industrial Park's sale of the remaining property, the Partnership began reporting on the liquidation basis of accounting effective January 1, 2007.

Results of Operations
---------------------

Operations for the three months ended March 31, 2008 consisted primarily of liquidation costs and professional fees.

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

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceeding
         ----------------

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership's settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2007.

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




              May 15, 2008                /s/ Joseph M. Jayson
              ------------                ------------------------------
                  Date                    Joseph M. Jayson,
                                          Individual General Partner and
                                          Principal Financial Officer