Form 10-Q
period 2008-06-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2008-08-14
CIK 822783

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended June 30, 2008

                                       or

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

                                                                                    (Unaudited)
                                                                                     June 30,
                                                                                       2008
                                                                                       ----
                                     Assets
                                     ------
Receivable from affiliates                                                          $    64,108
Investment in Research Triangle                                                         460,900
                                                                                    -----------

Total assets                                                                            525,008
                                                                                    -----------

                                   Liabilities
                                   -----------

Accounts payable and accrued expenses                                                   187,105
Payable to affiliated parties                                                            20,707
                                                                                    -----------
Total liabilities                                                                       207,812
                                                                                    -----------

Net assets in liquidation                                                           $   317,196
                                                                                    ===========

                Statement of Changes in Net Assets in Liquidation
                -------------------------------------------------
                         (Liquidation Basis - Unaudited)
                 For the period January 1, 2008 to June 30, 2008

Net assets in liquidation at January 1, 2008                                        $   438,730

Estimated costs during the period of liquidation                                       (121,534)
                                                                                    -----------

Net assets in liquidation at June 30, 2008                                          $   317,196
                                                                                    ===========

                     Statement of Net Assets in Liquidation
                     --------------------------------------
                               (Liquidation Basis)

                                                                                   December 31,
                                                                                       2007
                                                                                       ----
                                     Assets
                                     ------
Receivable from affiliates                                                           $   4,108
Equity interest in unconsolidated joint venture
in excess of investment                                                                527,993
                                                                                     ---------

Total assets                                                                         $ 532,101
                                                                                     =========
                                   Liabilities
                                   -----------

Accounts payable and accrued expenses                                                $  76,619
Payable to affiliates                                                                   16,752
                                                                                     ---------

Total liabilities                                                                    $  93,371
                                                                                     =========

Net assets in liquidation                                                            $ 438,730
                                                                                     =========

                Statement of Changes in Net Assets in Liquidation
                -------------------------------------------------
                         (Liquidation Basis - Unaudited)
                 For the period January 1, 2007 to June 30, 2007

Net assets in liquidation at January 1, 2007                                        $   506,228

Estimated costs during the period of liquidation                                        (24,942)
                                                                                    -----------

Net assets in liquidation at June 30, 2007                                              481,286
                                                                                    ===========

                   Notes to Consolidated Financial Statements
                     Six months ended June 30, 2008 and 2007
                                   (Unaudited)

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

Property and Equipment
----------------------

At June 30, 2008, the Partnership had an interest in a joint venture, as described below. The joint venture property was sold in December 2006 for a purchase price of $5,300,000. The mortgage on the property was paid off in the amount of $4,117,763. The Partnership sold its remaining wholly owned property in 2003.

Tender Offer
------------

On May 6, 2008, an unrelated third party filed a tender offer with the Securities Exchange Commission under Schedule TO to purchase all units of limited partnership interest of the Partnership. Refer to the filling for additional information.

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

                            Balance Sheet Information
                            -------------------------

                                                                               June 30,        December 31,
                                                                                 2008              2007
                                                                                 ----              ----
Assets:
  Cash and equivalents                                                       $      4,077             1,041
  Receivable from affiliates                                                      996,840         1,056,840
  Accrued interest receivable                                                     126,756            84,504
  Other assets                                                                     20,661            20,661
                                                                             ------------       -----------
     Total assets                                                            $  1,148,334         1,163,046
                                                                             ============         =========
Liabilities:
  Accounts payable and accrued expenses                                            69,681            33,050
  Payable to affiliates                                                           156,853            74,010
                                                                             ------------       -----------
     Total liabilities                                                            226,534           107,060
                                                                             ------------       -----------
Partners' equity:
  The Partnership                                                                 460,900           527,993
  RPILP - II                                                                      460,900           527,993
                                                                             ------------       -----------
     Total partners' equity                                                       921,800         1,055,986
                                                                             ------------       -----------
     Total liabilities and partners' equity                                  $  1,148,334         1,163,046
                                                                             ============         =========

                              Operating Information
                              ---------------------

                                                  Three months ended June 30,             Six months ended June 30,
                                                  ---------------------------             -------------------------
                                                    2008              2007                 2008              2007
                                                    ----              ----                 ----              ----
Interest income                                   $   21,126            21,126              42,252            42,252
Other                                                      -                15                   -             6,800
                                                  ----------          --------           ---------         ---------
    Total income                                      21,126            21,141              42,252            49,052
                                                  ----------          --------           ---------         ---------
Property operating costs                                   -             5,490                   -             7,084
Interest                                                 263                 -                 515               239
                                                  ----------          --------           ---------         ---------
Administrative                                       136,917             6,105             175,925            20,715
                                                  ----------          --------           ---------         ---------

    Total expenses                                   137,180            11,595             176,440            28,038

    Net income (loss)                             $ (116,054)            9,546            (134,188)           21,014
                                                  ==========          ========           =========         =========
Allocation of net income:
    The Partnership                                  (58,027)            4,773             (67,094)           10,507
    RPILP - II                                       (58,027)            4,773             (67,094)           10,507
                                                  ----------          --------           ---------         ---------
                                                  $ (116,054)            9,546            (134,188)           21,014
                                                  ==========          ========           =========         =========

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

Assets consisted primarily of the investment in Research Triangle Industrial Park, which amounted to approximately $460,900 at June 30, 2008. In accordance with the settlement of the lawsuit (Part II, Item I), it is anticipated that upon sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners. As a result of the Research Triangle Industrial Park's sale of the remaining property, the Partnership began reporting on the liquidation basis of accounting effective January 1, 2007.

Results of Operations
---------------------

Operation for the six months ended June 30, 2008 consisted primarily of liquidation costs and professional fees.

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




              August 14, 2008                     /s/ Joseph M. Jayson
              ---------------                     ------------------------------
                  Date                            Joseph M. Jayson,
                                                  Individual General Partner and
                                                  Principal Financial Officer