Form 10-K/A
period 2007-12-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2008-09-05
CIK 822783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
[X] Yes   [ ] No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
[ ] Large accelerated filer   [ ] Accelerated filer   [X] Non-accelerated filer  [ ] Smaller reporting company

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ ] Yes   [X] No

DOCUMENTS INCORPORATED BY REFERENCE

NONE

EXPLANATORY NOTE

     This Amendment no. 1 is being filed to amend the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on April 15, 2008, in order to present revised disclosure under the following item: Part I, Item 9A(T): Controls and Procedures.

PART I

ITEM 9A(T): CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures. The Partnership maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Partnership's management, including the Partnership's Individual General Partner and Principal Financial Officer, of the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the Partnership's Individual General Partner and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures were not effective as of such period end. Management will endeavor to enhance the Partnership’s disclosure controls and procedures to cause them to become effective.

     Management’s Annual Report on Internal Control over Financial Reporting. Management of the Partnership is responsible for establishing and maintaining adequate internal control over reporting in accordance with Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of the Partnership’s internal control over financial reporting based on the framework and criteria established in Internal Control -Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Partnership’s internal control over financial reporting was not effective as of December 31, 2007.

     Because of the Partnership’s small size and limited financial resources, there is a limited number of persons, including the Individual General Partner and Principal Financial Officer, dealing with all general administrative and financial matters. While management utilizes outside resources when necessary, this lack of segregation of duties constitutes a material weakness in financial reporting. At this time, management has decided that given the risks associated with this lack of segregation of duties, the potential benefit of adding additional personnel to clearly segregate duties does not justify the expenses associated with such benefit. Management will periodically review this matter and may make modifications, including adding additional personnel, it determines appropriate.

     Our management, including the Individual General Partner and Principal Financial Officer, does not expect that the Partnership’s internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all controls systems, no evaluation of controls, can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

     This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management’s report in this annual report.

     Changes in Internal Control over Financial Reporting. Subsequent to the date of their most recent evaluation, there have been no changes in the Partnership's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(b) Exhibits

31. Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-

      Oxley Act of 2002, is filed herewith.

32. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
      Sarbanes-Oxley Act of 2002, is filed herewith.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

By: /s/Joseph M. Jayson	September 5, 2008
JOSEPH M. JAYSON,	Date
Individual General Partner

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: REALMARK PROPERTIES, INC.
Corporate General Partner

/s/Joseph M. Jayson	September 5, 2008
JOSEPH M. JAYSON,	Date
President, Treasurer and Director

/s/Judith P. Jayson	September 5, 2008
JUDITH P. JAYSON,	Date
Vice President and Director