Form 10-Q
period 2008-09-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2008-11-14
CIK 822783

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

                                       or

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

                                                                                  (Unaudited)
                                                                                 September 30,
                                                                                      2008
                                                                              -------------------
                       Assets
------------------------------------------------------
Receivable from affiliates                                                     $        183,458
Investment in Research Triangle                                                         253,540
                                                                              -------------------
     Total assets                                                                       436,998
                                                                              -------------------

                     Liabilities
------------------------------------------------------
Accounts payable and accrued expenses                                                   319,275
Payable to affiliated parties                                                            17,585
                                                                              -------------------
     Total liabilities                                                                  336,860
                                                                              -------------------
     Net assets in liquidation                                                 $        100,138
                                                                              ===================

                                 Statement of Changes in Net Assets in Liquidation
                                 -------------------------------------------------
                                          (Liquidation Basis - Unaudited) For
                               the period January 1, 2008 to September 30, 2008

Net assets in liquidation at January 1, 2008                                    $         438,730

Estimated costs during the period of liquidation                                         (338,592)
                                                                               -------------------
Net assets in liquidation at September 30, 2008                                 $         100,138
                                                                               ===================

                                     Statement of Net Assets in Liquidation
                                     --------------------------------------
                                                (Liquidation Basis)
                                                                                                     December 31,
                                                                                                         2007
                                                                                                 -------------------
                       Assets
------------------------------------------------------
Receivable from affiliates                                                                       $            4,108
Equity interest in unconsolidated joint venture
     In excess of investment                                                                                527,993
                                                                                                 -------------------
     Total assets                                                                                $          532,101
                                                                                                 -------------------
                     Liabilities
------------------------------------------------------
Accounts payable and accrued expenses                                                            $           76,619

Payable to affiliated parties                                                                                16,752
                                                                                                 -------------------
     Total liabilities                                                                           $          438,730
                                                                                                 -------------------
     Net assets in liquidation                                                                   $          438,730
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

Net assets in liquidation at January 1, 2007                                                     $          506,228

Estimated costs during the period of liquidation                                                            (30,224)
                                                                                                 -------------------
Net assets in liquidation at September 30, 2007                                                  $          476,004
                                                                                                 ===================

                          Notes to Financial Statements
                  Nine months ended September 30, 2008 and 2007
                                   (Unaudited)
Organization
------------

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

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership's significant accounting policies are set forth in its December 31, 2007 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Tender Offer
------------

On May 6, 2008, an unrelated third party filed a tender offer with the Securities Exchange Commission under Schedule TO to purchase all units of limited partnership interest of the Partnership. Certain units (1.2%) have been transferred as a result of the TO. Refer to TO related filings for additional information.

Investment in Joint Venture
---------------------------

The Partnership has a 50% interest in Research Triangle Industrial Park Joint Venture (the Venture) with Realmark Property Investors Limited Partnership - II (RPILP - II), an entity affiliated through common general partners, owning the other 50%. The Venture owned the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina, which was sold in December 2006. Summary financial information of the Venture follows:

                                              Balance Sheet Information
                                              -------------------------

                                                                  September 30,      December 31,
                                                                       2008              2007
                                                                   ----------        ----------
Assets:
     Cash and equivalents                                          $    1,767        $    1,041
     Receivable from affiliates                                       877,490         1,056,840
     Accrued interest receivable                                      147,882            84,504
     Other assets                                                      20,661            20,661
                                                                   ----------        ----------
          Total assets                                             $1,047,800         1,163,046
                                                                   ==========        ==========

Liabilities:
     Accounts payable and accrued expenses                            116,642            33,050
     Payable to affiliates                                            424,078            74,010
                                                                   ----------        ----------
          Total liabilities                                           540,720           107,060
                                                                   ----------        ----------

Partners' equity:
     The Partnership                                                  253,540           527,993
     RPILP - II                                                       253,540           527,993
                                                                   ----------        ----------
          Total partners' equity                                      507,080         1,055,986
                                                                   ----------        ----------
          Total liabilities and partners' equity                   $1,047,800        $1,163,046
                                                                   ==========        ==========

                                            Operating Information
                                            ---------------------

                                      Three months ended September 30,        Nine months ended September 30,
                                      --------------------------------        -------------------------------
                                          2008                 2007               2008                2007
                                      -----------          -----------        -----------          ----------
Interest income                         $  21,126             63,378             63,378                21,126
Other                                          --                 10                 --                 6,810
                                        ---------          ---------          ---------             ---------
     Total income                          21,126             21,136             63,378                70,188
                                        ---------          ---------          ---------             ---------
Property operating costs                       --                 --                 --                 7,084
Interest                                      275                 --                790                   239
Administrative                            435,569             15,208            611,494                35,923
                                        ---------          ---------          ---------             ---------
     Total expenses                       435,844             15,208            612,284                43,246
                                        ---------          ---------          ---------             ---------
     Net income                         $(414,718)             5,928           (548,906)               26,942
                                        =========          =========          =========             =========
Allocation of net income:
     The Partnership                     (207,359)             2,964           (274,453)               13,471
     RPILP - II                          (207,359)             2,964           (274,453)               13,471
                                        ---------          ---------          ---------             ---------
                                        $(414,718)             5,928           (548,906)               26,942
                                        =========          =========          =========             =========

Joint Venture Results of Operations
-----------------------------------

As compared to the first nine months of 2007, the Joint Venture's administrative expenses increased approximately $420,000 due to an increase in professional fees.

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

Assets consisted primarily of the investment in Research Triangle Industrial Park, which amounted to approximately $ 253,540 at September 30, 2008. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that due to the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners. As a result of the Research Triangle Industrial Park's sale of the remaining property, the Partnership began reporting on the liquidation basis of accounting effective January 1, 2007.

Results of Operations
---------------------

Operations for the nine months ended September 30, 2008 consisted primarily of liquidation costs and professional fees.

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



              November 14, 2008                /s/ Joseph M. Jayson
              -----------------                --------------------
                  Date                         Joseph M. Jayson,
                                               Individual General Partner and
                                               Principal Financial Officer