Form 10-Q/A
period 2008-09-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2008-11-17
CIK 822783

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A



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
                                                                               ===================

                                     Statement of Net Assets in Liquidation
                                     --------------------------------------
                                                (Liquidation Basis)
                                                                                                     December 31,
                                                                                                         2007
                                                                                                 -------------------
                       Assets
------------------------------------------------------
Receivable from affiliates                                                                       $            4,108
Equity interest in unconsolidated joint venture
     In excess of investment                                                                                527,993
                                                                                                 -------------------
     Total assets                                                                                $          532,101
                                                                                                 -------------------
                     Liabilities
------------------------------------------------------
Accounts payable and accrued expenses                                                            $           76,619

Payable to affiliated parties                                                                                16,752
                                                                                                 -------------------

     Total liabilities                                                                           $           93,371

                                                                                                 -------------------
     Net assets in liquidation                                                                   $          438,730
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




              November 17, 2008                /s/ Joseph M. Jayson
              -----------------                --------------------
                  Date                         Joseph M. Jayson,
                                               Individual General Partner and
                                               Principal Financial Officer