Form 10-K
period 2008-12-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2009-04-01
CIK 822783

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2008

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

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2008 the Partnership has a 50% joint partner interest in Research Triangle Industrial Park Joint Venture.

         The Partnership's has a 50% interest in the unconsolidated joint venture in Realmark Research, LLC (known as Research Triangle Industrial Park Joint Venture). Realmark Research, LLC (Research) advanced a portion of its sales proceeds in the amount of $1,066,719 to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Under the terms of this agreement, the affiliate agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of a remaining property, which is currently being marketed for sale.

         The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the Partnership's properties are located. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenue or assets by geographic region, since, in management's view, such a presentation would not be significant to an understanding of the Partnership's business or financial results taken as a whole. As of December 31, 2008, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2008 were employees of the Corporate General Partner or its affiliates.

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

Our commercial and office tenants may go bankrupt or be unable to make lease payments

         Our operating revenues from our commercial property depend on entering into leases with and collecting rents from tenants. Economic conditions may adversely affect tenants and potential tenants in our market and, accordingly, could affect their ability to pay rents and possibly to occupy their space. Tenants may experience bankruptcies and various bankruptcy laws may reject those leases or terminate them. If leases expire or end, replacement tenants may not be available upon acceptable terms and conditions. In addition, if the market rental rates are lower than the previous contractual rates, our cash flows and
                                        3
net income could suffer a negative impact. As a result, if a significant number of our commercial or office tenants fail to pay their rent due to bankruptcy, weakened financial condition or otherwise, it would negatively affect our financial performance.

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

         On August 29, 2001, the parties entered into a Stipulation of Settlement (the "Settlement"). On October 4, 2001, the Court issued an "Order Preliminary Approving Settlement" (the "Hearing Order") and on November 29,

2001, the court issued an "Order and Final Judgment Approving Settlement and Awarding Fees and Expenses" and dismissing the complaints with prejudice. The Settlement provided, among other things, that:

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

ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ----------------------------------------------------

         None.

                                     PART II
                                     -------

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
-------  -------------------------------------------------------------

         There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2008, there were 1,585 record holders of units of limited partnership interest.

         The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its partners. The partnership agreement provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (Item 3), it is anticipated that there will be no future distributions of net cash flow from operations. All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the limited partners. There were no distributions made to the partners in 2008, 2007, or 2006.

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

ITEM 6: SELECTED FINANCIAL DATA
-------------------------------

                                                          At or for the years ended December 31,
                                   --------------------------------------------------------------------------------------
                                           2008              2007             2006             2005             2004
                                   --------------------------------------------------------------------------------------
Balance sheet data
Total assets                       $     1,133,659           532,101         534,547          241,574           199,801
Partners' equity (deficit)                 818,224           438,730         506,228          197,872           158,304
                                   ======================================================================================
Operating data
Rental income                                    -                 -               -                -                 -
Other income                               458,257             1,419           1,042            6,855            12,669
                                   --------------------------------------------------------------------------------------
Total revenue                              458,257             1,419           1,042            6,855            12,669
                                   --------------------------------------------------------------------------------------
Property operating costs                         -                 -               -                -           134,343
Interest expense                             1,372               867            1,151               -                 -
Administrative expenses                     77,391            66,496           61,251         120,792            75,005
                                   --------------------------------------------------------------------------------------
Total expenses                              78,763            67,363           62,402         120,792           209,348
                                   --------------------------------------------------------------------------------------
Loss before gain on sale of
properties and equity in joint
venture operations                         379,494           (65,944)         (61,360)       (113,937)         (196,679)
Gain on sale of properties                       -                 -          566,920               -                 -
Equity in joint venture operations               -            (1,554)        (197,204)        153,505            92,278
                                   --------------------------------------------------------------------------------------
Net income (loss)                  $       379,494           (67,498)         308,356          39,568          (104,401)
                                   ======================================================================================
Cash flow data
Net cash provided (used) by:
Operating activities                             -                 -          (76,743)        (55,377)         (253,094)
Investing activities                             -                 -                -               -                 -
Financing activities                             -                 -                -               -          (829,122)
                                   --------------------------------------------------------------------------------------
Net increase (decrease) in
cash and equivalents                             -                 -          (76,743)        (55,377)       (1,082,216)
                                   ======================================================================================
Per limited partnership unit:
Net income (loss)                  $          2.41             (0.42)            1.54            0.24             (0.64)
Distributions                      $             -                 -                -               -              5.27
                                   ======================================================================================

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Liquidity and Capital Resources
-------------------------------

         Effective January 1, 2001, the Partnership began formally marketing all of its properties for sale. All properties were sold in 2003. There were no distributions in 2008, 2007, or 2006. In accordance with the settlement of the lawsuit (Item 3) it is anticipated that with the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners. These distributions will be reduced by the amount of fees payable to the plaintiffs' legal counsel in connection with the settlement agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership's joint venture.

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

Results of Operations
---------------------

         As a result of the sale of its remaining wholly-owned properties, the Partnership's rental operations ceased in 2003. Operations for the year ended December 31, 2008 primarily consisted of ownership of the joint investment, administrative costs, and professional fees.

2008 as compared to 2007
------------------------

         As discussed above, the decrease in most components of the consolidated statements of operations was a result of the remaining wholly-owned properties being sold in 2003 and rental operations ceasing at the time of the sales. Administrative expenses primarily represent payments for legal fees and other professional fees amounting to $63,170 and $52,124 in 2008 and 2007, respectively, and administrative fees paid to an affiliate amounting to $14,221 and $14,372 in 2008 and 2007, respectively.

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

Joint Venture
-------------

     The Joint Venture owned the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina, which was sold in December 2006. In 2008, the Joint Venture recorded interest income of approximately $84,000 due to an advance of funds to an affiliated party in December 2006. Total expenses increased from approximately $82,000 in 2007 to $730,000 in 2008 mainly due to legal and professional fees in regards to a lawsuit. The Joint Venture has been involved in a lawsuit against a former Research Triangle Industrial Park West tenant to recover funds, and in 2008, the matter has been resolved.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------- ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

         None.

ITEM 9A: CONTROLS AND PROCEDURES
-------- -----------------------

         The Partnership maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Partnership's management, including the Partnership's Individual General Partner and Principal Financial Officer, of the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the Partnership's Individual General Partner and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures were not effective as of such period end. Management will endeavor to enhance the Partnership's disclosure controls and procedures to cause them to become effective.

         Management's Annual Report on Internal Control over Financial Reporting. Management of the Partnership is responsible for establishing and maintaining adequate internal control over reporting in accordance with Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of the Partnership's internal control over financial reporting based on the framework and criteria established in Internal Control -Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Partnership's internal control over financial reporting was not effective as of December 31, 2008.

         Because of the Partnership's small size and limited financial resources, there is a limited number of persons, including the Individual General Partner and Principal Financial Officer, dealing with all general administrative and financial matters. While management utilizes outside resources when necessary, this lack of segregation of duties constitutes a material weakness in financial reporting. At this time, management has decided that given the risks associated with this lack of segregation of duties, the potential benefit of adding additional personnel to clearly segregate duties does not justify the expenses associated with such benefit. Management will periodically review this matter and may make modifications, including adding additional personnel, it determines appropriate.

         Our management, including the Individual General Partner and Principal Financial Officer, does not expect that the Partnership's internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all controls systems, no evaluation of controls, can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

         This annual report does not include an attestation report of the Partnership's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management's report in this annual report.

         Changes in Internal Control over Financial Reporting. Subsequent to the date of their most recent evaluation, there have been no changes in the Partnership's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

ITEM 9B: OTHER INFORMATION
-------- -----------------

         None.

                                    PART III
                                    --------

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2008, are listed below. Each director is subject to election on an annual basis.

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

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 70, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-V, and Realmark Property Investors Limited Partnership-VI A. Mr. Jayson has been in the real estate business for the last 46 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 46 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 27 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 68, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 37 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

Audit Committee
---------------

         The Partnership has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are Joseph M. Jayson and Duane Neyman, CPA.

Audit Committee Financial Expert
--------------------------------

         The Directors and Executive Officers of the Corporate General Partner have determined that Duane Neyman, CPA is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Mr. Neyman is not independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act due to limited circumstances, namely that the Partnership is small in size and there is limited personnel. Mr. Neyman is not independent as a result of being a former employee of an affiliate of the Corporate General Partner.

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

         Realmark Property Investors Limited Partnership - VIA
         Attention:  Investor Relations
         2350 North Forest Road
         Getzville, New York 14068

ITEM 11: EXECUTIVE COMPENSATION
-------- ----------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2008. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in Item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 10,288.6 units of limited partnership interest amounting to approximately 6.5% of the Partnership interest at December 31, 2008. The general partners and the executive officers of the Corporate General Partners, as of December 31, 2008, owned 90 units of limited partnership interest. The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
-------- --------------------------------------

Audit Engagement: Rotenberg & Co., L.L.P. was engaged as the Partnership's independent auditor for year 2008 and 2007. All fees incurred for the years ended December 31, 2008 and 2007 were approved by the Audit Committee.

Audit Fees: Audit fees for the audit of the Partnership's annual financial statement included in the Partnership's annual report on Form 10-K and those financial statements included in the Partnership's quarterly reports on Form 10-Q by Rotenberg & Co. for the years ended December 31, 2008 and 2007 amounted to $16,975 and $23,000, respectively.

Audit-Related Fees:  None.

Tax Fees: The Partnership engaged Toski, Schaefer & Co., P.C. to provide tax filing and compliance services during the years ended December 31, 2008 and 2007. The fees for these service amounted to $4,435 and $2,630 for the years ended December 31, 2008 and 2007, respectively.

All Other Fees:  None.

         The Audit Committee has set a policy that all fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee. All fees related to 2008 and 2007 were pre-approved by the Audit Committee.

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

         The Audit Committee has the sole authority to retain and terminate the Partnership's independent auditors and approves all fees paid to the independent auditors. During 2008 and 2007, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. In addition, the Audit Committee has discussed with the independent auditors the auditors' independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors' independence.

         The Audit Committee discussed with the Partnership's independent auditors the overall scope and plans for their audit. The Audit Committee meets with the independent auditors to discuss the results of their examination, their evaluations of the Partnership's internal controls, and the overall quality of the Partnership's financial reporting.

         In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the General Partners (and the General Partners have approved) that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2008.

                                     PART IV
                                     -------

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES
-------- ---------------------------------------------

(a)      Consolidated Financial Statements                                             Page
---      ---------------------------------                                             ----

         Independent Auditor's Report                                                   F-1
         Consolidated Statements of Net Assets in Liquidation
                  as of December 31, 2008 and 2007                                      F-2
         Consolidated Statements of Changes in Net Assets in Liquidation
                  for the years ended December 31, 2008 and 2007                        F-3
         Consolidated Statement of Operations for the year
                  ended December 31, 2006                                               F-4
         Consolidated Statement of Partners' Equity for the year
                  ended  December 31, 2006                                              F-5
         Consolidated Statement of Cash Flows for the year
                  ended December 31, 2006                                               F-6
         Notes to Consolidated Financial Statements                                     F-7

         FINANCIAL STATEMENT SCHEDULE
         ----------------------------

         (i)      Schedule III - Real Estate and Accumulated Depreciation               F-15

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)      Exhibits
---      --------

         2. Plan of acquisition, reorganization, arrangement, liquidation, or succession

            (a) Stipulation of Settlement Agreement dated August 29, 2001 is incorporated herein by reference.

            (b) Order and Final Judgment Approving Settlement and Awarding Fees and Expenses dated November 29, 2001 is incorporated herein by reference.

         4. Instruments defining the rights of security holders, including indentures

            (a) Amended and Restated Certificate and Agreement of Limited Partnership filed with the Registration Statement of the Registrant Form S-11, filed September 30, 1987, and subsequently amended, incorporated herein by reference.

         10. Material contracts

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


By:      /s/Joseph M. Jayson                                     March 31, 2009
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

         /s/Joseph M. Jayson                                     March 31, 2009
         -------------------                                     --------------
         JOSEPH M. JAYSON,                                            Date
         President, Treasurer and Director


         /s/Judith P. Jayson                                     March 31, 2009
         -------------------                                     --------------
         JUDITH P. JAYSON,                                            Date
         Vice President and Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
Realmark Property Investors Limited Partnership - VIA
Getzville, New York


We have audited the accompanying consolidated statements of net assets in liquidation of Realmark Property Investors Limited Partnership - VIA ("the Company") as of December 31, 2008 and 2007, and the related statements of changes in net assets in liquidation for the years then ended. In addition, we have audited the consolidated statement of operations, partners' equity and cash flows for the year end December 31, 2006. Our audit also included the 2008 financial statement schedule in the index at item 15. Realmark Property Investors Limited Partnership - VIA's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Realmark Property Investors Limited Partnership - VIA as of December 31, 2008 and 2007, and the changes in net assets in liquidation for the years then ended, and the results of operations and cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2008 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Rotenberg & Co., LLP
------------------------
    Rotenberg & Co., LLP

Rochester, New York
March 31, 2009

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
              Consolidated Statements of Net Assets in Liquidation
                               (Liquidation Basis)
                           December 31, 2008 and 2007



                           Assets                                            2008             2007
                           ------                                            ----             ----
Receivable from affiliates                                               $     148,458           4,108
Equity interest in unconsolidated joint
     venture in excess of investment                                           985,201         527,993
                                                                         -------------   -------------

                           Total assets                                  $   1,133,659         532,101
                                                                         =============   =============


                              Liabilities
                              -----------

Liabilities:
     Accounts payable and accrued expenses                                     303,087          76,619
     Payable to affiliates                                                      12,348          16,752
                                                                         -------------   -------------

                           Total liabilities                                   315,435          93,371
                                                                         -------------   -------------


                           Net assets in liquidation                           818,224         438,730
                                                                         =============   =============






















See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
         Consolidated Statements of Changes in Net Assets in Liquidation
                 for the Years ended December 31, 2008 and 2007





Net assets in liquidation at January 1, 2007              $ 506,228

Decrease during the period of liquidation                   (67,498)
                                                          ---------

Net assets in liquidation at January 1, 2008              $ 438,730

Increase during the period of liquidation                   379,494
                                                          ---------


Net assets in liquidation at December 31, 2008            $ 818,224
                                                          =========































See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                      Consolidated Statement of Operations
                      for the Year ended December 31, 2006



                                                                           2006
                                                                           ----
Interest and other income                                            $          1,042
                                                                     ----------------

Expenses:
     Interest - affiliates                                                      1,151
     Administrative:
         Affiliates                                                            38,651
         Other                                                                 22,600
                                                                     ----------------

                           Total expenses                                      62,402
                                                                     ----------------

Net loss before gain on sale of properties and
     equity in earnings of joint ventures                                     (61,360)

Gain on sale of properties                                                    566,920

Equity in loss of joint ventures                                             (197,204)
                                                                     ----------------

                           Net income                                $        308,356
                                                                     ================


Net income  per limited partnership unit                             $           1.54
                                                                     ================

Distributions per limited partnership unit                           $             --
                                                                     ================

Weighted average number of limited partnership
     units outstanding                                                        157,378
                                                                     ================













See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                   Consolidated Statement of Partners' Equity
                      for the Year ended December 31, 2006




                                                                General       Limited Partners
                                                                Partners      Units       Amount
                                                                --------      -----       ------
Balances at December 31, 2005                                  $(214,145)     157,378     412,017

Net income                                                        65,943           --     242,413
                                                               ---------    ---------   ---------

Balances at December 31, 2006                                  $(148,202)     157,378     654,430
                                                               =========    =========   =========





































See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                      Consolidated Statement of Cash Flows
                      For the Year ended December 31, 2006




                                                                         2006
                                                                         ----
Cash flows from operating activities:
     Net income                                                       $ 308,356
     Adjustments to reconcile net income to
         net cash used in operating activities:
              Equity in loss of joint ventures                          197,204
              Gain on sale of properties                               (566,920)
     Changes in:
                  Receivable from affiliates                                 --
                  Accounts payable and accrued expenses                 (10,524)
                  Payable to affiliated parties                          (4,859)
                                                                      ---------

                           Net cash used in operating
                               activities                               (76,743)
                                                                      ---------


Net decrease in cash and equivalents                                    (76,743)

Cash and equivalents at beginning of year                                76,743
                                                                      ---------

Cash and equivalents at end of year                                   $      --
                                                                      =========




















See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                   Notes to Consolidated Financial Statements
                        December 31, 2008, 2007 and 2006

(1) Liquidation of Partnership
------------------------------

    In December of 2006 the Partnership sold it's remaining property investment, and adopted a plan of termination under which obligations to non-affiliates will be paid and net proceeds will be distributed to the limited partners.

    As a result of the plan of termination and liquidation, the Partnership changed its basis of accounting to the liquidation basis effective January 1, 2007. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

(2) Formation and Operation of Partnership
------------------------------------------

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

(3) Summary of Significant Accounting Policies
----------------------------------------------

    (a) Basis of Accounting and Consolidation
    -----------------------------------------

        As a result of the plan of termination and liquidation, the Partnership changed its basis of accounting from the going concern basis to the liquidation basis effective January 1, 2007. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

        The accompanying consolidated financial statement for the year ending December 31, 2006 has been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Partnership and its four dormant subsidiaries, that are wholly-owned:

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
              Notes to Consolidated Financial Statements, Continued

(3)  Summary of Significant Accounting Policies, Continued
----------------------------------------------------------

        (a) Basis of Accounting and Consolidation
        -----------------------------------------

        (1)      Realmark - Columbia, LLC
        (2)      Realmark - Beaver, LLC
        (3)      Realmark - Countrybrook, LLC
        (4)      Realmark - Stonegate, LLC

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

     (c) Cash and Equivalents
     ------------------------

         Cash and equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

     (d) Unconsolidated Joint Venture
     --------------------------------

         The Partnership's investment in Research Triangle Joint Venture is an unconsolidated joint venture which is accounted for on the equity method. This Joint Venture is not consolidated in the Partnership's financial statements because the Partnership is not the majority owner.

     (e) Per Unit Data
     -----------------

         Per limited partnership unit data is based on the weighted average number of limited partnership units outstanding for the year.

     (f) Fair Value of Financial Instruments
     ---------------------------------------

         The fair value of the Partnership's financial instruments approximated their carrying values.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
              Notes to Consolidated Financial Statements, Continued

     (g) Income Allocation and Distributable Cash Flow
     -------------------------------------------------

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

         The partnership agreement also provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (note 6), it is anticipated that there will be no future distributions of net cash flow from operations. Sale or refinancing proceeds are distributed to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the limited partners. There were no distributions to partners made in 2008, 2007 or 2006.

     (h) Income Taxes
     ----------------

         No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2008, net assets for financial purposes were equal to the tax basis of the net assets.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
              Notes to Consolidated Financial Statements, Continued

     (i) Recent Pronouncements
     -------------------------

         The Partnership does not believe that the following recent pronouncements have a material effect on its financial position, results of operations or cash flows:

         o FIN 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109."
         o Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements."
         o Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115."
         o Statement of Financial Accounting Standard ("SFAS") No. 141 (R), "Business Combinations."
         o Statement of Financial Accounting Standard ("SFAS") No. 160, "Noncontrolling Interest in Consolidated Financial Statements - an amendment of ARB No. 51."
         o Statement of Financial Accounting Standard ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities
               - an amendment of FASB Statement No. 133."
         o Statement of Financial Accountant Standard ("SFAS") N0. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60."

(4)  Related Party Transactions
-------------------------------

      The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                                                   Liquidation period
                                                                                   ------------------

                                                                         2008             2007              2006
                                                                         ----             ----              ----
         Property management fees based on a percent-
              age (generally 5%) of rental income                  $         -                -             5,000

         Reimbursement for cost of services to the
              Partnership that include investor relations,
              marketing of properties, professional fees,
              communications, supplies, accounting,
              printing, postage and other items                         14,221           14,372            33,651
                                                                   -----------           ------            ------
                                                                   $    14,221           14,372            38,651
                                                                   ===========           ======            ======

      In addition to the above, other properties specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's consolidated statements of operations. Receivables from and payables to affiliated parties are due on demand and bear interest at 8% in 2008, 2007 and 2006.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
              Notes to Consolidated Financial Statements, Continued

(4)  Related Party Transactions, (Continued)
--------------------------------------------

     Property Disposition Fees
     -------------------------

     According to the terms of the partnership agreement, the general partners are also allowed to collect a property disposition fee upon sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties or 3% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their original capital contributions. Since these conditions described above have not been met, no disposition fees have been paid or accrued on properties sold in prior years.

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

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
              Notes to Consolidated Financial Statements, Continued

(5)  Investment in Unconsolidated Joint Venture
-----------------------------------------------

      The Partnership has a 50% interest in a Joint Venture with Realmark Property Investors Limited Partnership - II (RPILP - II), an entity affiliated through common general partners. The Joint Venture owned and operated the Research Triangle Industrial Park West, an office/warehouse facility complex in Durham, North Carolina, which was sold in 2006. The joint venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 50% to the Partnership and 50% to RPILP - II.

Summary financial information of the Joint Venture follows:

                            Balance Sheet Information
                            -------------------------
                                                                                         December 31
                                                                                         -----------
                           Assets                                                     2008         2007
                           ------                                                     ----         ----
Cash and equivalents                                                                $1,471,582        1,041
Receivable from affiliates                                                             912,490    1,056,840
Accrued interest receivable                                                            169,008       84,504
Other assets                                                                                --       20,661
                                                                                    ----------   ----------

                           Total assets                                             $2,553,080    1,163,046
                                                                                    ==========   ==========


         Liabilities and Partners' Equity
         --------------------------------

Liabilities:
     Accounts payable and accrued expenses                                              25,030       33,050
     Payables to affiliates                                                            557,648       74,010
                                                                                    ----------   ----------

                           Total liabilities                                           582,678      107,060
                                                                                    ----------   ----------

Partners' Equity:
     The Partnership                                                                   985,201      527,993
     RPILP - II                                                                        985,201      527,993
                                                                                    ----------   ----------

                           Total partners' equity                                    1,970,402    1,055,986
                                                                                    ----------   ----------

                           Total liabilities and partners' equity                   $2,553,080    1,163,046
                                                                                    ==========   ==========

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
              Notes to Consolidated Financial Statements, Continued

(6)  Investment in Unconsolidated Joint Venture, Continued
----------------------------------------------------------

                              Operating Information
                              ---------------------

                                                                                 Years ended December 31,
                                                                                 ------------------------
                                                                             2008          2007          2006
                                                                             ----          ----          ----
Income:
     Rental                                                                $       --           --       548,533
     Interest                                                                  84,504       84,504            --
     Other                                                                  1,654,339        6,785         8,002
                                                                           ----------   ----------    ----------
                           Total income                                     1,738,843       91,289       556,535
                                                                           ----------   ----------    ----------
Expenses:
     Property operations                                                           --        7,084       250,284
     Interest                                                                   1,071          207       427,358
     Administrative:
         Affiliates                                                            93,092        5,117        27,195
         Other                                                                730,264       81,989        76,621
     Write off deferred mortgage costs                                             --           --       169,485
                                                                           ----------   ----------    ----------
                           Total expenses                                     824,427       94,397       950,943
                                                                           ----------   ----------    ----------
                           Net income (loss) before gain
                           on sale of property and
                           equipment                                          914,416       (3,108)     (394,408)
Equity interest in gain on sale                                                    --           --     3,465,517
                                                                           ----------   ----------    ----------
                           Net income (loss)                               $  914,416       (3,108)    3,071,109
                                                                           ==========   ==========    ==========
Allocation of net income before gain on sale of property:
     The Partnership                                                          457,208       (1,554)     (197,204)
     RPILP - II                                                               457,208       (1,554)     (197,204)
                                                                           ----------   ----------    ----------
                           Total                                           $  914,416       (3,108)     (394,408)
                                                                           ==========   ==========    ==========

      A reconciliation of the Partnership's investment in Research Triangle Industrial Park Joint Venture is as follows:

                                                                           2008             2007           2006
                                                                           ----             ----           ----
Investment in Joint Venture at  beginning of year                         $527,993        529,547         159,831
Equity interest in gain on sale                                                 --             --         566,920
Allocated net income (loss)                                                457,208         (1,554)       (197,204)
                                                                          --------       --------        --------
Equity interest  in excess of investment
    at end of year                                                        $985,201        527,993         529,547
                                                                          ========       ========        ========

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
              Notes to Consolidated Financial Statements, Continued

(7)   Settlement of Lawsuit
---------------------------

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

                                                                                            Schedule III
                                                                                            ------------
             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VIA
                                AND SUBSIDIARIES

                    Real Estate and Accumulated Depreciation
                                December 31, 2008





                                Initial Cost to         Cost
                                  Partnership       capitalized
  Property                      ---------------     subsequent to                       Buildings and
Description      Encumbrances   Land   Buildings     acquisition   Retirements  Land     improvements   Total
-----------      ------------   ----   ---------     -----------   -----------  ----     ------------   -----
Research
Triangle JV
Raleigh, NC         $ -        750,612  4,920,738       336,053     (6,007,403)    -            -          -
                    ===        =======  =========       =======     ==========   ===          ===        ===

(RESTUBBED TABLE)

                                                    Date
                   Accumulated                       of          Date        Date
                   depreciation*  Retirements   construction   acquired      sold
                   -------------  -----------   ------------   --------      ----
Research
Triangle JV
Raleigh, NC          3,794,811    (3,794,811)       1983        8/92        12/06
                   ===========    ==========

*In accordance with Statement of Financial Accounting Standards No. 144, no depreciation was recorded during the disposal period January 1, 2001 through December 31, 2006.

                                                                                           Schedule III, Cont.
                                                                                           -------------------

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
                    Real Estate and Accumulated Depreciation
                        December 31, 2008, 2007 and 2006


(1)   Cost for Federal income tax purposes - none.

(2) A reconciliation of the carrying amount of land and buildings as of December 31, 2008, 2007 and 2006 is as follows:

                                                                             Joint Venture Properties
                                                                             ------------------------
                                                                        2008             2007               2006
                                                                        ----             ----               ----
         Balance at beginning of year                               $          -                -         5,532,092
         Additions                                                             -                -            62,811
         Dispositions (4)                                                      -                -        (5,594,903)
                                                                    ------------     ------------       -----------
         Balance at end of year                                     $          -                -                 -
                                                                    ============     ============       ===========

(3) A reconciliation of accumulated depreciation for the years ended December 31, 2008, 2007 and 2006 is as follows:

                                                                             Joint Venture Properties
                                                                             ------------------------
                                                                       2008              2007              2006
                                                                       ----              ----              ----
         Balance at beginning of year                               $          -                -         3,794,811
         Dispositions (4)                                                      -                -        (3,794,811)
                                                                    ------------     ------------       -----------
         Balance at end of year                                     $          -                -                 -
                                                                    ============     ============       ===========



(4)   Sale of Research Triangle Industrial Park Joint Venture in December 2006.