Form 10-Q
period 2009-06-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2009-08-17
CIK 822783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

(716) 636-0280

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

Statement of Net Assets in Liquidation
(Liquidation Basis)
	(Unaudited)
	June 30,	December 31,
	2009	2008
Assets
Receivable from affiliates	$ 125,694	148,458
Equity interest in unconsolidated joint venture In excess of investment	1,006,092	985,201
Total assets	1,131,786	1,133,659

Liabilities
Accounts payable and accrued expenses	338,462	303,087
Payable to affiliated parties	-	12,348
Total liabilities	338,462	315,435
Net assets in liquidation	$ 793,324	818,224

Statement of Changes in Net Assets in Liquidation
(Liquidation Basis) (Unaudited)
Six months ended June 30,
	2009	2008
Net assets in liquidation at January 1	$ 818,224	438,730

Estimated costs during the period of liquidation	(24,900)	(121,534)

Net assets in liquidation at June 30	$ 793,324	317,196

Notes to Consolidated Financial Statements
Six months ended June 30, 2009 and 2008
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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership’s significant accounting policies are set forth in its December 31, 2008 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results. Subsequent events were evaluated through August 14, 2009, the date the financial statements were issued.

Property and Equipment

At June 30, 2009, the Partnership has an interest in a joint venture, as described below. The joint venture property was sold in December 2006 for a purchase price of $5,300,000. The mortgage on the property was paid off in the amount of $4,117,763. The Partnership sold its remaining wholly-owned property in 2003.

Notes to Consolidated Financial Statements
Six months ended June 30, 2009 and 2008
(Unaudited)

Investment in Research Triangle Industrial Park Joint Venture

The Partnership has a 50% interest in Research Triangle Industrial Park Joint Venture (the Venture) with Realmark Property Investors Limited Partnership - II (RPILP - II), an entity affiliated through common general partners. The joint venture owned and operated the Research Triangle Industrial Park West, an office/warehouse facility in Durham, North Carolina, which was sold in December 2006. The joint venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 50% to the Partnership and 50% to RPILP - II. Summary financial information of the Venture follows:

Balance Sheet Information
	June 30,	December 31,
	2009	2008
Assets:
Cash and equivalents	$ 1,344,644	1,471,582
Receivable from affiliates	1,012,490	912,490
Accrued interest receivable	211,261	169,008
Total assets	$ 2,568,395	2,553,080
Liabilities:
Accounts payable and accrued expenses	-	25,030
Payable to affiliates	556,211	557,648
Total liabilities	556,211	582,678
Partners’ equity:
The Partnership	1,006,092	985,201
RPILP - II	1,006,092	985,201
Total partners’ equity	2,012,184	1,970,402
Total liabilities and partners’ equity	$ 2,568,395	2,553,080

Notes to Consolidated Financial Statements
Six months ended June 30, 2009 and 2008
(Unaudited)

Operating Information

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Income:
Interest income	$ 21,126	21,126	42,252	42,252
Expenses:
Interest	220	263	436	515
Administrative	-	136,917	34	175,925
Total expenses	220	137,180	470	176,440
Net income (loss)	$ 20,906	(116,054)	41,782	(134,188)
Allocation of net income:
The Partnership	10,453	(58,027)	20,891	(67,094)
RPILP - II	10,453	(58,027)	20,891	(67,094)
	$ 20,906	(116,054)	41,782	(134,188)

PART I - Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Assets consisted primarily of the investment in Research Triangle Industrial Park West, which amounted to approximately $1,006,092 at June 30, 2009. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that due to the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners. As a result of the Research Triangle Industrial Park West’s sale of the remaining property, the Partnership began reporting on the liquidation basis of accounting effective January 1, 2007.

Results of Operations

Operations for the six months ended June 30, 2009 consisted primarily of liquidation costs and professional fees.

PART I - Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Partnership’s cash equivalents are short-term, non-interest bearing bank accounts. The Partnership has not entered into any derivative contracts. Therefore, it has no market risk exposure.

PART I - Item 4.     Controls and Procedures

Disclosure Controls and Procedures: The Partnership’s management, with the participation of the Partnership’s Individual General Partner and Principal Financial Officer, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Partnership’s Individual General Partner and Principal Financial Officer have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective. This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

Internal Control Over Financial Reporting: There have been no changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

     August 17, 2009        /s/ Joseph M. Jayson .

              Date                 Joseph M. Jayson,

                                      Individual General Partner and
                                      Principal Financial Officer