Form 10-Q
period 2009-09-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2009-11-16
CIK 822783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

Statements of Net Assets in Liquidation
(Liquidation Basis)
	(Unaudited)
	September 30,	December 31,
	2009	2008
Assets
Receivable from affiliates	$ 111,541	148,458
Equity interest in unconsolidated joint venture In excess of investment	1,016,543	985,201
Total assets	1,128,084	1,133,659

Liabilities
Accounts payable and accrued expenses	340,411	303,087
Payable to affiliated parties	-	12,348
Total liabilities	340,411	315,435
Net assets in liquidation	$ 787,673	818,224

Statements of Changes in Net Assets in Liquidation
(Liquidation Basis) (Unaudited)
Nine months ended September 30,
	2009	2008
Net assets in liquidation at January 1	$ 818,224	438,730

Estimated costs during the period of liquidation	(30,551)	(338,592)

Net assets in liquidation at September 30	$ 787,673	100,138

Notes to Consolidated Financial Statements
Nine months ended September 30, 2009 and 2008
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

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The statement of net assets in liquidation at December 31, 2008 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership’s significant accounting policies are set forth in its December 31, 2008 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment

At September 30, 2009, the Partnership has an interest in a joint venture, as described below. The joint venture property was sold in December 2006 for a sales price of $5,300,000. The mortgage on the property was paid off in the amount of $4,117,763. The Partnership sold its remaining wholly-owned property in 2003.

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

Notes to Consolidated Financial Statements
Nine months ended September 30, 2009 and 2008
(Unaudited)

Balance Sheet Information
	September 30,	December 31,
	2009	2008
Assets:
Cash and equivalents	$ 1,344,644	1,471,582
Receivable from affiliates	1,012,490	912,490
Accrued interest receivable	232,388	169,008
Total assets	$ 2,589,522	2,553,080

Liabilities:
Accounts payable and accrued expenses	-	25,030
Payable to affiliates	556,436	557,648
Total liabilities	556,436	582,678
Partners’ equity:
The Partnership	1,016,543	985,201
RPILP – II	1,016,543	985,201
Total partners’ equity	2,033,086	1,970,402
Total liabilities and partners’ equity	$ 2,589,522	2,553,080
Operating Information

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2009	2008	2009	2008
Income:
Interest income	$ 21,126	21,126	63,378	63,378
Expenses:
Interest	224	275	660	790
Administrative	-	435,569	34	611,494
Total expenses	224	435,844	694	612,284
Net income (loss)	$ 20,902	(414,718)	62,684	(548,906)
Allocation of net income:
The Partnership	10,451	(207,359)	31,342	(274,453)
RPILP - II	10,451	(207,359)	31,342	(274,453)
	$ 20,902	(414,718)	62,684	(548,906)

Subsequent Events

Subsequent events were evaluated through November 15, 2009, the date the financial statements were issued.

PART I - Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Assets consisted primarily of the investment in Research Triangle Industrial Park West, which amounted to approximately $1,016,543 at September 30, 2009. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that due to the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners. As a result of the Research Triangle Industrial Park West’s sale of the remaining property, the Partnership began reporting on the liquidation basis of accounting effective January 1, 2007.

Results of Operations

Operations for the nine months ended September 30, 2009 consisted primarily of liquidation costs and professional fees.

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

Internal Control Over Financial Reporting: There have been no changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - VI A

November 15, 2009	/s/ Joseph M. Jayson
Date	Joseph M. Jayson,
Individual General Partner and
Principal Financial Officer