Form 10-K
period 2009-12-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2010-03-31
CIK 822783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 0-17466

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VIA
(Exact Name of Registrant as specified in its Charter)

Delaware	16-1309987
(State of Formation)	(IRS Employer Identification No.)

2350 North Forest Road, Getzville, New York 14068
(Address of Principal Executive Office)

Registrant’s Telephone Number:  (716) 636-9090
Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Units of Limited Partnership Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes                                ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes                                ☒ No

Indicate by a check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.

☐ Yes                                ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 45 of Regulation S-T (par. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes                                ☒ No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer           ☐ Accelerated filer            ☒ Non-accelerated filer

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes                                ☒ No

DOCUMENTS INCORPORATED BY REFERENCE

See Item 15 for a list of all documents incorporated by reference

PART I

ITEM 1:                 BUSINESS

The Registrant, Realmark Property Investors Limited Partnership-VI A (the “Partnership”), is a Delaware Limited Partnership organized in September 1987 pursuant to an Amended and Restated Certificate and Agreement of Limited Partnership (the “Partnership Agreement”), under the Revised Delaware Uniform Limited Partnership Act.  The Partnership’s general partners are Realmark Properties, Inc. (the “Corporate General Partner”), a Delaware corporation, and Joseph M. Jayson (the “Individual General Partner”).

The Registrant commenced the public offering of its limited partnership units, registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, on November 10, 1987, and concluded the offering on November 10, 1988, having raised a total of $15,737,790 before deducting sales commissions and expenses of the offering.

The Partnership’s primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners.  At December 31, 2009 the Partnership has a 50% joint partner interest in Research Triangle Industrial Park Joint Venture.

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

The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the Partnership’s properties are located.  The Partnership has no real property investments located outside the United States.  The Partnership does not segregate revenue or assets by geographic region, since, in management’s view, such a presentation would not be significant to an understanding of the Partnership’s business or financial results taken as a whole.  As of December 31, 2009, the Partnership did not directly employ any persons in a full-time position.  All persons who regularly rendered services on behalf of the Partnership through December 31, 2009 were employees of the Corporate General Partner or its affiliates.

This annual report contains certain forward-looking statements concerning the Partnership’s current expectations as to future results.  Words such as “believes”, “forecasts”, “intends”, “possible”, “expects”, “estimates”, “anticipates” or “plans” and similar expressions are intended to identify forward-looking statements.  Such statements may not ultimately turn out to be accurate due to, among other things, economic or market conditions or the failure of the Partnership to sell an investment which is under contract.

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

We have organized our summary of these risks into five subsections:

•	real estate related risks;
•	financing risks;
•	tax risks;
•	environmental and other legal risks; and
•	risks for investors.

This section includes forward-looking statements.

Real Estate Related Risks

We face substantial competition

The property of our joint venture is located in a developed area where we face substantial competition from other properties and from other real estate companies that own or may develop or renovate competing properties.  The number of competitive properties and real estate companies could have a material adverse effect on our ability to rent our property and the rents we charge.  In addition, the activities of these competitors and these factors could:

•	decrease the rental rates that we would be able to charge in the absence of such direct competition; and
•	reduce the occupancy rates that we would otherwise be able to achieve.

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

Financing Risks

We may be unable to refinance our existing debt or we may only be able to do so on unfavorable terms

We are subject to the normal risks associated with debt financing, including:

•	the risk that our cash flow will be insufficient to meet required payments of principal and interest; and

•	the risk that we will not be able to renew, repay or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt.

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

•	we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination;

•	the law typically imposes clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination;

•	even if more than one person may be responsible for the contamination, each person who shares legal liability under the environmental laws may be held responsible for all of the clean-up costs; and

•	governmental entities or other third parties may sue the owner or operator of a contaminated site for damages and costs.

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

Environmental laws also govern the presence, maintenance and removal of asbestos.  Those laws require that owners or operators of buildings containing asbestos:

•	properly manage and maintain the asbestos;

•	notify and train those who may come into contact with asbestos; and

•	undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building.

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

ITEM 3:                 LEGAL PROCEEDINGS

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships, (the “Realmark Partnerships”) and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation at the state court level regarding the payment of fees and other management issues.

On August 29, 2001, the parties entered into a Stipulation of Settlement (the “Settlement”).  On October 4, 2001, the Court issued an “Order Preliminary Approving Settlement” (the “Hearing Order”) and on November 29, 2001, the court issued an “Order and Final Judgment Approving Settlement and Awarding Fees and Expenses” and dismissing the complaints with prejudice.  The Settlement provided, among other things, that:

•	The payable to the general partners and/or their affiliates by the Realmark Property Investors LimitedPartnership VI-A at March 31, 2001, in the amount of $481,598, cease to accrue interest.

•
All of the Realmark Partnerships’ properties be disposed of.  The general partners will continue to have primary authority to dispose of the Partnerships’ properties.  If either (i) the general partners have not sold or contracted to sell 50% of the Partnerships’ properties (by value) by April 2, 2002 or (ii) the general partners have not sold or contracted to sell 100% of the Partnerships’ properties by September 29, 2002, then the primary authority to dispose of the Partnerships’ properties will pass to a sales agent designated by plaintiffs’ counsel and approved by the Court.  On October 4, 2002, the Court appointed a sales agent to work with the general partners to continue to sell the Partnership’s remaining properties.

The settlement also provided for the payment by the Partnerships of fees to the plaintiffs’ attorneys.  These payments, which are not calculable at this time but may be significant, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership.  Plaintiffs’ counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units’ trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001).  In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above.

ITEM 4:                 SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART  II

ITEM 5:                 MARKET FOR REGISTRANT’S UNITS OF LIMITED PARTNERSHIP INTEREST

There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future.  Accordingly, information as to the market value of a unit at any given date is not available.  As of December 31, 2009, there were 1,585 record  holders of units of limited partnership interest.

The Partnership is a limited partnership and, accordingly, does not pay dividends.  It does, however, make distributions of cash to its partners.  The partnership agreement provides for the distribution to the partners of net cash flow from operations.  In connection with the pending sale of the Partnership’s properties (Item 3), it is anticipated that there will be no future distributions of net cash flow from operations.  All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the limited partners until there has been a return of the limited partner’s capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units.  It is anticipated that there will not be sufficient cash flow from the sale of the Partnership’s remaining properties to provide this return to the limited partners.  There were no distributions made to the partners in 2009, 2008, or 2007.

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

ITEM 6:                 SELECTED FINANCIAL DATA

	At or for the years ended December 31,
	2009	2008	2007	2006	2005
Balance sheet data
Total assets	$1,140,486	1,133,659	532,101	534,547	241,574
Partners’ equity	789,479	818,224	438,730	506,228	197,872
Operating data
Total revenue - other income	46,843	458,257	1,419	1,042	6,855
Interest expense	-	1,372	867	1,151	-
Administrative expenses	75,588	77,391	66,496	61,251	120,792
Total expenses	75,588	78,763	67,363	62,402	120,792
Income (loss) before gain on sale of properties and equity in joint venture operations	(28,745)	379,494	(65,944)	(61,360)	(113,937)
Gain on sale of properties	-	-	-	566,920	-
Equity in joint venture operations	-	-	(1,554)	(197,204)	153,505
Net income (loss)	$(28,745)	379,494	(67,498)	308,356	39,568
Cash flow data
Net cash provided (used) by:
Operating activities	-	-	-	(76,743)	(55,377)
Investing activities	-	-	-	-	-
Financing activities	-	-	-	-	-
Net decrease in cash and equivalents	-	-	-	(76,743)	(55,377)
Per limited partnership unit:
Net income (loss)	$(0.18)	2.34	(0.42)	1.54	0.24
Distributions	$-	-	-	-	-

ITEM 7:                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Effective January 1, 2001, the Partnership began formally marketing all of its properties for sale.  All properties were sold in 2003.  There were no distributions in 2009, 2008, or 2007.  In accordance with the settlement of the lawsuit (Item 3) it is anticipated that with the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners.  These distributions will be reduced by the amount of fees payable to the plaintiffs’ legal counsel in connection with the settlement agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership’s joint venture.

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

Results of Operations

As a result of the sale of its remaining wholly-owned properties, the Partnership’s rental operations ceased in 2003.  Operations for the year ended December 31, 2009 primarily consisted of ownership of the joint investment, administrative costs, and professional fees.

2009 as compared to 2008

As discussed above, the decrease in most components of the consolidated statements of operations was a result of the remaining wholly-owned properties being sold in 2003 and rental operations ceasing at the time of the sales.  Administrative expenses primarily represent payments for legal fees and other professional fees amounting to $58,452 and $63,170 in 2009 and 2008, respectively, and administrative fees paid to an affiliate amounting to $17,136 and $14,221 in 2009 and 2008, respectively.

2008 as compared to 2007

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

Joint Venture

The Joint Venture owned the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina, which was sold in December 2006.  In 2009, the Joint Venture recorded interest income of approximately $84,000 due to an advance of funds to an affiliated party in December 2006. Total expenses decreased from approximately $824,000 in 2008 to $1,000 in 2009 mainly due to legal and professional fees in regards to a lawsuit in 2008. The Joint Venture has been involved in a lawsuit against a former Research Triangle Industrial Park West tenant to recover funds, and in 2008, the matter has been resolved.

ITEM 7A:                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Partnership invests only in short term money market instruments, in amounts in excess of daily working cash requirements.   The rates of earnings on those investments increase or decrease in line with the general movement of interest rates.  The mortgage loans on the Partnership’s properties are fixed rate and therefore, are not subject to market risk.

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

Management’s Annual Report on Internal Control over Financial Reporting. Management of the Partnership is responsible for establishing and maintaining adequate internal control over reporting in accordance with Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of the Partnership’s internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Partnership’s internal control over financial reporting was not effective as of December 31, 2009.

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

ITEM 9B:    OTHER INFORMATION

None.

PART III

ITEM 10:                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership, as an entity, does not have any directors or officers.  The Individual General Partner of the Partnership is Joseph M. Jayson.  The directors and executive officers of Realmark Properties, Inc., the Partnership’s Corporate General Partner, as of December 31, 2009, are listed below.  Each director is subject to election on an annual basis.

Name	Title of All Positions Held with the Corporate General Partner	Year First Elected to Position
Joseph M. Jayson	Chairman of the Board, President and Treasurer	1979

Judith P. Jayson	Vice President and Director	1979

Joseph M. Jayson and Judith P. Jayson are married to each other.

The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

Joseph M. Jayson, age 71, is Chairman, Director and sole stockholder of  J. M. Jayson and Company, Inc. and certain of its affiliated companies:  U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation.  In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-V, and Realmark Property Investors Limited Partnership-VI A.  Mr. Jayson has been in the real estate business for the last 47 years and is a Certified Property Manager as designated by the Institute of  Real Estate Management (“I.R.E.M.”).  Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management.  Mr. Jayson has for the last 47 years been engaged in various aspects of real estate brokerage and investment.  He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm.  Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships.  For the past 28 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

Judith P. Jayson, age 69, is currently Vice President and a Director of Realmark Properties, Inc.  She is also a Director of the property management affiliate, Realmark Corporation.  Mrs. Jayson has been involved in property management for the last 38 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs.  Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System.  Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

Audit Committee
The Partnership has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of the audit committee are Joseph M. Jayson and Duane Neyman, CPA.

Audit Committee Financial Expert
The Directors and Executive Officers of the Corporate General Partner have determined that Duane Neyman, CPA is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Mr. Neyman is not independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act due to limited circumstances, namely that the Partnership is small in size and there is limited personnel.  Mr. Neyman is not independent as a result of being a former employee of an affiliate of the Corporate General Partner.

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

Realmark Property Investors Limited Partnership - VIA
Attention:  Investor Relations
2350 North Forest Road
Getzville, New York 14068

ITEM 11:                      EXECUTIVE COMPENSATION

No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2009.  The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in Item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12:                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 10,288.6 units of limited partnership interest amounting to approximately 6.5% of the Partnership interest at December 31, 2009.  The general partners and the executive officers of the Corporate General Partners, as of December 31, 2009, owned 90 units of limited partnership interest.  The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

ITEM 13:                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The properties of the Partnership and its subsidiaries are managed by Realmark Corporation, an affiliate of the Partnership’s corporate general partner, for a fee of generally 5% of annual net rental income of the properties.  Realmark Corporation and the Corporate General Partner are also reimbursed for  disbursements made on behalf of the Partnership.  Those transactions are further described, and quantified, in the note to the consolidated financial statements entitled “Related Party Transactions”.

ITEM 14:                  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Engagement:  Rotenberg & Co., L.L.P. was engaged as the Partnership’s independent auditor for the year 2008.  In October 2009, Rotenberg & Co. L.L.P. merged with EFP Group to become EFP Rotenberg, L.L.P. EFP Rotenberg, L.L.P. was engaged as the Partnership’s independent auditor for the year 2009.  All fees incurred for the years ended December 31, 2009 and 2008 were approved by the Audit Committee.

Audit Fees:  Audit fees for the audit of the Partnership’s annual financial statement included in the Partnership’s annual report on Form 10-K and those financial statements included in the Partnership’s quarterly reports on Form 10-Q by Rotenberg & Co. for  the years ended December 31, 2009 and 2008 amounted to $17,000 and $16,975, respectively.

Audit-Related Fees:  None.

Tax Fees:  The Partnership engaged Toski, Schaefer & Co., P.C. to provide tax filing and compliance services during the years ended December 31, 2009 and 2008.  The fees for these service amounted to $4,435 for the years ended December 31, 2009 and 2008.

All Other Fees:  None.

The Audit Committee has set a policy that all fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee.  All fees related to 2009 and 2008 were pre-approved by the Audit Committee.

The Audit Committee oversees the Partnership’s financial reporting process.  Management has the primary responsibility for the financial statements and the financial reporting process, including the systems of internal controls.  In fulfilling its oversight responsibilities, the Audit Committee reviewed the audited financial statements with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.

The Audit Committee has the sole authority to retain and terminate the Partnership’s independent auditors and approves all fees paid to the independent auditors.  During 2009 and 2008, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership’s accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards.  In addition, the Audit Committee has discussed with the independent auditors the auditors’ independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors’ independence.

The Audit Committee discussed with the Partnership’s independent auditors the overall scope and plans for their audit.  The Audit Committee meets with the independent auditors to discuss the results of their examination, their evaluations of the Partnership’s internal controls, and the overall quality of the Partnership’s financial reporting.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the General Partners (and the General Partners have approved) that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2009.

PART IV

ITEM 15:                  EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a)           Consolidated Financial Statements                                                                                                                       Page

Independent Auditors’ Report                                                                                                                                 F-1

Consolidated Statements of Net Assets in Liquidation
as of December 31, 2009 and 2008                                                                                                            F-2

Consolidated Statements of Changes in Net Assets in Liquidation
for the years ended December 31, 2009 and 2008                                                                                  F-3

Notes to Consolidated Financial Statements                                                                                                         F-4

(b)           Exhibits

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

REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - VI A

Date March 31, 2010	By:	/s/ JOSEPH M. JAYSON
JOSEPH M. JAYSON,
Individual General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:           REALMARK PROPERTIES, INC.
Corporate General Partner

/s/Joseph M. Jayson                                                                     March 31, 2010
JOSEPH M. JAYSON,                                                                           Date
President, Treasurer and Director

/s/Judith P. Jayson                                                                        March 31, 2010
JUDITH P. JAYSON,                                                                             Date
Vice President and Director

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Consolidated Statements of Net Assets in Liquidation
(Liquidation Basis)

December 31, 2009 and 2008

Assets                                                                             2009                       2008

Receivable from affiliates                                                                                                   $       113,495                      148,458
Equity interest in unconsolidated joint
venture in excess of investment                                                                                                 1,026,991                         985,201

Total assets                                                                   $    1,140,486                      1,133,659

                Liabilities

Liabilities:
Accounts payable and accrued expenses                                                                                                   351,007                      303,087
Payable to affiliates                                                                                                               -                        12,348

Total liabilities                                                                         351,007                       315,435

Net assets in liquidation                                                                   $       789,479                         818,224

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

Consolidated Statements of Changes in Net Assets in Liquidation
for the Years ended December 31, 2009 and 2008

Net assets in liquidation at January 1, 2008                                                                                                                          $    438,730

Increase during the period of liquidation                                                                                                                            379,494

Net assets in liquidation at January 1, 2009                                                                                                                                818,224

Decrease during the period of liquidation                                                                                                                           (28,745)

Net assets in liquidation at December 31, 2009                                                            $                                                                                                                                          789,479

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

(1) Liquidation of Partnership

In December of 2006 the Partnership sold it’s remaining property investment, and adopted a plan of termination under which obligations to non-affiliates will be paid and net proceeds will be distributed to the limited partners.

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

(3)	Summary of Significant Accounting Policies

(a)	Basis of Accounting and Consolidation

As a result of the plan of termination and liquidation, the Partnership changed its basis of accounting from the going concern basis to the liquidation basis effective January 1, 2007. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

The accompanying consolidated financial statements include the accounts of the Partnership and its four dormant subsidiaries, that are wholly-owned:

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

Notes to Consolidated Financial Statements, Continued

(3)	Summary of Significant Accounting Policies, Continued

(a) Basis of Accounting and Consolidation

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

The Partnership’s investment in Research Triangle Joint Venture is an unconsolidated joint venture which is accounted for on the equity method.  This Joint Venture is not consolidated in the Partnership’s financial statements because the Partnership is not the majority owner.

(e)	Per Unit Data
Per limited partnership unit data is based on the weighted average number of limited partnership units outstanding for the year.

(f)	Fair Value of Financial Instruments
The fair value of the Partnership’s financial instruments approximated their carrying values.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

Notes to Consolidated Financial Statements, Continued

(3)	Summary of Significant Accounting Policies, Continued

(g)	Income Allocation and Distributable Cash Flow

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

The partnership agreement also provides for the distribution to the partners of net cash flow from operations.  In connection with the pending sale of the Partnership’s properties (note 6), it is anticipated that there will be no future distributions of net cash flow from operations.  Sale or refinancing proceeds are distributed to the extent available, 100% to the limited partners until there has been a return of the limited partner’s capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units.  It is anticipated that there will not be sufficient cash flow from the sale of the Partnership’s remaining properties to provide this return to the limited partners.  There were no distributions to partners made in 2009, 2008 or 2007.

(h)	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued the Accounting Standards Codification (Codification).  Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP).  The Codification is intended to reorganize, rather than change, exiting GAAP.  Accordingly, all reference to currently existing GAAP have been removed and have been replaced with plain English explanation of the Partnership’s accounting policies.  The adoption of the Codification did not have a material impact on the Partnership’s financial position or results of operations.

(i)	Subsequent Events

The Partnership has evaluated events after December 31, 2009, and through March 31, 2010, which is the date the financial statements were available to be issued, and determined that any events or transactions occurring during this period that would require recognition or disclosure are properly addressed in these financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to Consolidated Financial Statements, Continued

(3)	Summary of Significant Accounting Policies, Continued

(j)	Income Taxes
In June 2006, the Financial Accounting Standards Board issued ASC 740-10-50 (FASB Interpretation No. 48 "FIN 48"), Accounting for Uncertainty in Income Taxes, which prescribed a comprehensive model for how a company should measure, recognize, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The effective date for ASC 740-10-50 for entities other than public entities was revised to years beginning after December 15, 2008. The Company adopted ASC 740-10-50 as of January 1, 2009 and, thereafter, recognizes the tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. There was no impact to the Company's financial statements as a result of the implementation of ASC 740-10-50. Interest and/or penalties related to income tax matters, if incurred, are recognized as a component of income tax expense. The Company's income tax filings are subject to audit by various taxing authorities. The Company's open audit periods are 2006-2008.

(4)	Investment in Unconsolidated Joint Venture

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

Summary financial information of the Joint Venture follows:

Balance Sheet Information
                    December 31,

Assets                                                                             2009                        2008

Cash and equivalents                                                                                                                   $       1,344,6451,471,582
Receivable from affiliates                                                                                                        1,012,490                          912,490
Accrued interest receivable                                                                                                         253,513   169,490

Total assets                                                                    $2,610,648                       2,553,080

Liabilities and Partners’ Equity

Liabilities:
Accounts payable and accrued expenses                                                                                                               -                   25,030
      Payables to affiliates                                                                                                         556,666           557,648

Total liabilities                                                                         556,666                            582,678
F-7
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

Notes to Consolidated Financial Statements, Continued

(4)	Investment in Unconsolidated Joint Venture, Continued

Partners’ Equity:
The Partnership                                                                                                1,026,991985,201
RPILP - II                                                                                                1,026,991    985,201

Total partners’ equity                                                                      2,053,982 1,970,402

Total liabilities and partners’ equity                                                                    $2,610,648                       2,553,080

Operating Information

         Years ended December 31,

  2009                        2008                        2007
Income:
      Interest                                                                     $                                                                                                84,504            84,504     84,504
Other                                                                                          -                      1,654,339                             6,785

Total income                                                      84,504                     1,738,843                           91,289
Expenses:
Property operations                                                                                         -                      -              7,084
Interest                                                                                                          892                   1,071207
Administrative:
Affiliates                                                                                    -            93,092                        5,117
Other                                                                                  32                       730,264                          81,989

Total expenses                                                           924                       824,427                            94,397

Net income (loss)                                              $         83,580                     914,416                           (3,108)

Allocation of net income (loss):
The Partnership                                                                                41,790                    457,208                       (1,554)
RPILP - II                                                                                41,790                      457,208                            (1,554)

Total                                              $         83,580                        914,416                         (3,108)

A reconciliation of the Partnership’s investment in Research Triangle Industrial Park Joint Venture
is as follows:
2009	2008	2007
Investment in Joint Venture at beginning of year	$985,201	527,993	529,547
Allocated net income (loss)	41,790	457,208	(1,554)

Equity interest in excess of investment
at end of year	$ 1,026,991	985,201	527,993

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

Notes to Consolidated Financial Statements, Continued

(5)	Related Party Transactions

The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. Reimbursement for cost of services to the Partnership for cost of services to the Partnership that include investor relations, marketing of properties, professional fees, communications, supplies, accounting, printing, postage and other items amounted to $17,136, $14,221 and $14,372 for the years ended December 31, 2009, 2008 and 2007 respectively.

In addition to the above, other properties specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership’s consolidated statements of operations.  Receivables from and payables to affiliated parties are due on demand and bear interest at 8% in 2009, 2008 and 2007.

Property Disposition Fees

According to the terms of the partnership agreement, the general partners are also allowed to collect a property disposition fee upon sale of acquired properties.  This fee is not to exceed the lesser of 50% of amounts customarily charged in arm’s-length transactions by others rendering similar services for comparable properties or 3% of the sales price.  The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their original capital contributions.  Since these conditions described above have not been met, no disposition fees have been paid or accrued on properties sold in prior years.

Distributions

U.S. Apartments, LLC, is an affiliated company in which the Individual General Partner of Realmark Property Investors Limited Partnership – VI A is the sole member.  U.S. Apartments, LLC owns 9,811.1 units of limited partnership interest.

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

On August 29, 2001, the parties entered into a Stipulation of Settlement (the “Settlement”).  On October 4, 2001, the Court issued an “Order Preliminarily Approving Settlement” (the “Hearing Order”) and on November 29, 2001, the court issued an “Order and Final Judgment Approving Settlement and Awarding Fees and Expenses” and dismissing the complaints with predjudice.  The Settlement provided, among other things, that:

•	The payable to the general partners and/or their affiliates by Realmark Property Investors Limited Partnership - VI A at March 31, 2001, in the amount of $481,598, cease to accrue interest.

•
All of the Realmark Partnerships’ properties be disposed of.  The general partners will continue to have primary authority to dispose of the Partnerships’ properties.  If either (i) the general partners have not sold or contracted to sell 50% of the Partnerships’ properties (by value) by April 2, 2002 or (ii) the general partners have not sold or contracted to sell 100% of the Partnerships’ properties by September 29, 2002, then the primary authority to dispose of the Partnerships’ properties will pass to a sales agent designated by plaintiffs’ counsel and approved by the Court.  On October 4, 2002, the Court appointed a sales agent to work with the general partners to continue to sell the Partnerships’ remaining properties.

The settlement also provided for the payment by the Partnerships of fees to the plaintiffs’attorneys.  These payments, which are not calculable at this time but may be significant, arepayable out of the proceeds from the sale of all of the properties owned by all of theRealmark Partnerships, following the sale of the last of these properties in each partnership.  Plaintiffs’ counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units’ trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001).  In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above.