Form 10-Q
period 2010-03-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2010-05-17
CIK 822783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 0-17466

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
(Exact name of registrant as specified in its charter)

Delaware	16-1309987
(State of organization)	(IRS Employer Identification No.)

2350 North Forest Road, Getzville, New York 14068
(Address of principal executive offices)

(716) 636-9090
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No  ☒

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Statement of Net Assets in Liquidation
(Liquidation Basis)
	(Unaudited)
	March 31,	December 31,
Assets	2010	2009

Receivables from affiliates	$ 68,715	113,495
Equity interest in unconsolidated joint venture
in excess of investment	1,037,269	1,026,991

Total assets	$ 1,105,984	1,140,486

Liabilities - accounts payable and accrued expenses	321,062	351,007

Net assets in liquidation	$ 784,922	789,479

Statement of Net Assets in Liquidation
(Liquidation Basis)
(Unaudited)

	Three months ended March 31,

	2010	2009

Net assets in liquidation at January 1	$ 789,479	818,224

Estimated costs during the period of liquidation	(4,557)	(11,650)

Net assets in liquidation at March 31	$ 784,922	806,574

Notes to Consolidated Financial Statements
Three months ended March 31, 2010 and 2009
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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership’s significant accounting policies are set forth in its December 31, 2009 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results. Subsequent events were evaluated through May 17, 2010, the date the financial statements were issued.

Property and Equipment

At March 31, 2010, the Partnership has an interest in a joint venture, as described below.  The joint venture property was sold in December 2006 for a purchase price of $5,300,000.  The mortgage on the property was paid off in the amount of $4,117,763.  The Partnership sold its remaining wholly-owned property in 2003.

Investment in Research Triangle Industrial Park Joint Venture

The Partnership has a 50% interest in Research Triangle Industrial Park Joint Venture (the Venture) with Realmark Property Investors Limited Partnership - II (RPILP - II), an entity affiliated through common general partners.  The joint venture owned and operated the Research Triangle Industrial Park West, an office/warehouse facility in Durham, North Carolina, which was sold in December 2006.  The joint venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 50% to the Partnership and 50% to RPILP - II.   Summary financial information of the Venture follows

Balance Sheet Information

	(Unaudited)
	March 31,	December 31,
	2010	2009
Assets:
Cash and equivalents	$ 1,300,876	1,344,645
Receivable from affiliates	1,055,948	1,012,490
Accrued interest receivable	274,639	253,513

Total assets	$ 2,631,463	2,610,648

Liabilities:
Accounts payable and accrued expenses	25	-
Payable to affiliates	556,900	556,666

Total liabilities	556,925	556,666

Partners' equity:
The Partnership	1,037,269	1,026,991
RPILP - II	1,037,269	1,026,991

Total partners' equity	2,074,538	2,053,982

Total liabilities and partners' equity	$ 2,631,463	2,610,648

Operating Information
(Unaudited)
	Three months ended March 31,

	2010	2009
Income:
Interest income	$ 21,126	21,126

Expenses:
Interest	235	216
Administrative	335	34

Total expenses	570	250

Net income	$ 20,556	20,876

Allocation of net income:
The Partnership	10,278	10,438
RPILP - II	10,278	10,438

	$ 20,556	20,876

PART I - Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Assets consisted primarily of the investment in Research Triangle Industrial Park West, which amounted to $1,037,269 at March 31, 2010. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that due to the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners.  As a result of the Research Triangle Industrial Park West’s sale of the remaining property, the Partnership began reporting on the liquidation basis of accounting effective January 1, 2007.

Results of Operations

Operations for the three months ended March 31, 2010 consisted primarily of liquidation costs and professional fees.

PART I - Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership’s cash equivalents are short-term, non-interest bearing bank accounts. The Partnership has not entered into any derivative contracts. Therefore, it has no market risk exposure.

PART I - Item 4. Controls and Procedures

Disclosure Controls and Procedures: The Partnership’s management, with the participation of the Partnership’s Individual General Partner, Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on such evaluation, the Partnership’s Individual General Partner, Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective. This Quarterly Report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this Quarterly Report.

Internal Control Over Financial Reporting: There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

PART II - OTHER INFORMATION

Item 1.  Legal Proceeding

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the “Realmark Partnerships”) and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership’s settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2009.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - VI A

  May 17, 2010                                        /s/ Joseph M. Jayson
                            Date                                             Joseph M. Jayson
Individual General Partner,
Principal Executive Officer and
Principal Financial Officer