Form 10-Q
period 2010-06-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2010-08-16
CIK 822783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

(716) 636-9090
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No  ☒

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Statement of Net Assets in Liquidation
(Liquidation Basis)
	(Unaudited)
	June 30,	December 31,
Assets	2010	2009

Receivables from affiliates	$ 54,704	113,495
Equity interest in unconsolidated joint venture
in excess of investment	1,046,428	1,026,991

Total assets	$ 1,101,132	1,140,486

Liabilities - accounts payable and accrued expenses	329,512	351,007

Net assets in liquidation	$ 771,620	789,479

Statement of Net Assets in Liquidation
(Liquidation Basis)
(Unaudited)

	Six months ended June 30,
	2010	2009

Net assets in liquidation at January 1	$ 789,479	818,224

Estimated costs during the period of liquidation	(17,859)	(24,900)

Net assets in liquidation at June 30	$ 771,620	793,324

Notes to Consolidated Financial Statements

Six months ended June 30, 2010 and 2009

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership’s significant accounting policies are set forth in its December 31, 2009 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results. Subsequent events were evaluated through August 16, 2010, the date the financial statements were issued.

Property and Equipment

At June 30, 2010, the Partnership has an interest in a joint venture, as described below.  The joint venture property was sold in December 2006 for a purchase price of $5,300,000.  The mortgage on the property was paid off in the amount of $4,117,763.  The Partnership sold its remaining wholly-owned property in 2003.

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

Balance Sheet Information

	(Unaudited)
	June 30,	December 31,
	2010	2009
Assets:
Cash and equivalents	$ 1,273,456	1,344,645
Receivable from affiliates	1,068,798	1,012,490
Accrued interest receivable	295,765	253,513

Total assets	$ 2,638,019	2,610,648

Liabilities:
Accounts payable and accrued expenses	25	-
Payable to affiliates	545,138	556,666

Total liabilities	545,163	556,666

Partners' equity:
The Partnership	1,046,428	1,026,991
RPILP - II	1,046,428	1,026,991

Total partners' equity	2,092,856	2,053,982

Total liabilities and partners' equity	$ 2,638,019	2,610,648

Operating Information
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2010	2009	2010	2009
Income:
Interest income	$ 21,126	21,126	42,252	42,252

Expenses:
Interest	238	220	473	436
Administrative	2,570	-	2,905	34

Total expenses	2,808	220	3,378	470

Net income	$ 18,318	20,906	38,874	41,782

Allocation of net income:
The Partnership	9,159	10,453	19,437	20,891
RPILP - II	9,159	10,453	19,437	20,891

	$ 18,318	20,906	38,874	41,782

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Assets consisted primarily of the investment in Research Triangle Industrial Park West, which amounted to approximately $1,046,000 at June 30, 2010. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that due to the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners.  As a result of the Research Triangle Industrial Park West’s sale of the remaining property, the Partnership began reporting on the liquidation basis of accounting effective January 1, 2007.

Results of Operations

Operations for the six months ended June 30, 2010 consisted primarily of liquidation costs and professional fees.

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

Internal Control Over Financial Reporting: There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - VI A

August 16, 2010	/s/ Joseph M. Jayson
Date	Joseph M. Jayson,
Individual General Partner,
Principal Executive Officer and
Principal Financial Officer