Form 10-Q
period 2010-09-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2010-11-15
CIK 822783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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
Yes  ☐No   ☒

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Statement of Net Assets in Liquidation
(Liquidation Basis)
	(Unaudited)
	September 30,	December 31,
Assets	2010	2009

Receivables from affiliates	$ 52,400	113,495
Equity interest in unconsolidated joint venture
in excess of investment	1,056,908	1,026,991

Total assets	$ 1,109,308	1,140,486

Liabilities - accounts payable and accrued expenses	338,946	351,007

Net assets in liquidation	$ 770,362	789,479

Statement of Net Assets in Liquidation
(Liquidation Basis)
(Unaudited)

	Nine months ended September 30,

	2010	2009

Net assets in liquidation at January 1	$ 789,479	818,224

Estimated costs during the period of liquidation	(19,117)	(30,551)

Net assets in liquidation at September 30	$ 770,362	787,673

Notes to Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership’s significant accounting policies are set forth in its December 31, 2009 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results. Subsequent events were evaluated through November 15, 2010, the date the financial statements were issued.

Property and Equipment

At September 30, 2010, the Partnership has an interest in a joint venture, as described below.  The joint venture property was sold in December 2006 for a purchase price of $5,300,000.  The mortgage on the property was paid off in the amount of $4,117,763.  The Partnership sold its remaining wholly-owned property in 2003.

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

Balance Sheet Information

	(Unaudited)
	September 30,	December 31,
	2010	2009
Assets:
Cash and equivalents	$ 1,261,272	1,344,645
Receivable from affiliates	1,068,798	1,012,490
Accrued interest receivable	316,891	253,513

Total assets	$ 2,646,961	2,610,648

Liabilities:
Accounts payable and accrued expenses	25	-
Payable to affiliates	533,120	556,666

Total liabilities	533,145	556,666

Partners' equity:
The Partnership	1,056,908	1,026,991
RPILP - II	1,056,908	1,026,991

Total partners' equity	2,113,816	2,053,982

Total liabilities and partners' equity	$ 2,646,961	2,610,648

Operating Information
(Unaudited)

	Three months ended Sept. 30,		Nine months ended Sept. 30,

	2010	2009	2010	2009
Income:
Interest income	$ 21,126	21,126	63,378	63,378

Expenses:
Interest	166	224	639	660
Administrative	-	-	2,905	34

Total expenses	166	224	3,544	694

Net income	$ 20,960	20,902	59,834	62,684

Allocation of net income:
The Partnership	10,480	10,451	29,917	31,342
RPILP - II	10,480	10,451	29,917	31,342

	$ 20,960	20,902	59,834	62,684

PART I - Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Assets consisted primarily of the investment in Research Triangle Industrial Park West, which amounted to approximately $1,057,000 at September 30, 2010. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that due to the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners.  As a result of the Research Triangle Industrial Park West’s sale of the remaining property, the Partnership began reporting on the liquidation basis of accounting effective January 1, 2007.

Results of Operations

Operations for the nine months ended September 30, 2010 consisted primarily of liquidation costs and professional fees.

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

Internal Control Over Financial Reporting: There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - VI A

November 15, 2010	/s/ Joseph M. Jayson
Date	Joseph M. Jayson
Individual General Partner,
Principal Executive Officer and
Principal Financial Officer