Form 10-K
period 2010-12-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2011-03-31
CIK 822783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______________________________ to __________________________________

Commission File Number 0-17466

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VIA
(Exact name of registrant as specified in its charter)

Delaware	16-1309987
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2350 North Forest Road, Getzville, New York 14068
   (Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code:  (716) 636-9090

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   [   ] Yes           [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [   ] Yes         [X] No

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act from their obligations under those Sections.

Indicate by a check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days. [X] Yes         [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 45 of Regulation S-T (par. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [   ] Yes        [X] No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.     [X]

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
[   ] Large accelerated filer          [   ] Accelerated filer          [X] Non-accelerated filer

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [   ] Yes             [X] No

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  [   ] Yes             [X] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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

The Partnership’s primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners.  At December 31, 2010 the Partnership has a 50% joint partner interest in Research Triangle Industrial Park Joint Venture.

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

The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the Partnership’s properties are located.  The Partnership has no real property investments located outside the United States.  The Partnership does not segregate revenue or assets by geographic region, since, in management’s view, such a presentation would not be significant to an understanding of the Partnership’s business or financial results taken as a whole.  As of December 31, 2010, the Partnership did not directly employ any persons in a full-time position.  All persons who regularly rendered services on behalf of the Partnership through December 31, 2010 were employees of the Corporate General Partner or its affiliates.

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

We have organized our summary of these risks into five subsections:

●	real estate related risks;
●	financing risks;
●	tax risks;
●	environmental and other legal risks; and
●	risks for investors.

This section includes forward-looking statements.

Real Estate Related Risks

We face substantial competition

The property of our joint venture is located in a developed area where we face substantial competition from other properties and from other real estate companies that own or may develop or renovate competing properties.  The number of competitive properties and real estate companies could have a material adverse effect on our ability to rent our property and the rents we charge.  In addition, the activities of these competitors and these factors could:

●	decrease the rental rates that we would be able to charge in the absence of such direct competition; and
●	reduce the occupancy rates that we would otherwise be able to achieve.

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

Financing Risks

We may be unable to refinance our existing debt or we may only be able to do so on unfavorable terms

We are subject to the normal risks associated with debt financing, including:

●	the risk that our cash flow will be insufficient to meet required payments of principal and interest; and

●	the risk that we will not be able to renew, repay or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt.

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

Environmental and Other Legal Risks

We may have liability under environmental laws

Under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or responsibility, simply because of our current or past ownership or operation of the real estate.  Therefore, we may have liability with respect to properties we have already sold.  If environmental problems arise, we may have to take extensive measures to remedy the problems, which could adversely affect our cash flow and our ability to pay distributions to our investors because:

●	we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination;

●	the law typically imposes clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination;

●	even if more than one person may be responsible for the contamination, each person who shares legal liability under the environmental laws may be held responsible for all of the clean-up costs; and

●	governmental entities or other third parties may sue the owner or operator of a contaminated site for damages and costs.

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

Environmental laws also govern the presence, maintenance and removal of asbestos.  Those laws require that owners or operators of buildings containing asbestos:

●	properly manage and maintain the asbestos;

●	notify and train those who may come into contact with asbestos; and

●	undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building.

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

On August 29, 2001, the parties entered into a Stipulation of Settlement (the “Settlement”).  On October 4, 2001, the Court issued an “Order Preliminary Approving Settlement” (the “Hearing Order”) and on November 29, 2001, the court issued an “Order and Final Judgment Approving Settlement and Awarding Fees and Expenses” and dismissing the complaints with prejudice.  The Settlement provided, among other things, that:

●	The payable to the general partners and/or their affiliates by the Realmark Property Investors Limited Partnership VI-A at March 31, 2001, in the amount of $481,598, cease to accrue interest.

●
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

ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART  II

ITEM 5:  MARKET FOR REGISTRANT’S UNITS OF LIMITED PARTNERSHIP INTEREST

There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future.  Accordingly, information as to the market value of a unit at any given date is not available.  As of December 31, 2010, there were 1,585 record  holders of units of limited partnership interest.

The Partnership is a limited partnership and, accordingly, does not pay dividends.  It does, however, make distributions of cash to its partners.  The partnership agreement provides for the distribution to the partners of net cash flow from operations.  In connection with the pending sale of the Partnership’s properties (Item 3), it is anticipated that there will be no future distributions of net cash flow from operations.  All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the limited partners until there has been a return of the limited partner’s capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units.  It is anticipated that there will not be sufficient cash flow from the sale of the Partnership’s remaining properties to provide this return to the limited partners.  There were no distributions made to the partners in 2010, 2009, or 2008.

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

ITEM 6:  SELECTED FINANCIAL DATA

	At or for the years ended December 31,
	2010	2009	2008	2007	2006
Balance sheet data
Total assets	$1,107,467	1,140,486	1,133,659	532,101	534,547
Partners' deficit	771,062	789,479	818,224	438,730	506,228

Operating data
Total revenue - other income	46,256	46,843	458,257	1,419	1,042

Interest expense	-	-	1,372	867	1,151
Administrative expenses	64,672	75,588	77,391	66,496	61,251

Total expenses	64,672	75,588	78,763	67,363	62,402

Income (loss) before gain on sale of
properties and equity in joint venture
operations	(18,416)	(28,745)	379,494	(65,944)	(61,360)
Gain on sale of properties	-	-	-	-	566,920
Equity in joint venture operations	-	-	-	(1,554)	(197,204)

Net income (loss)	$ (18,416)	(28,745)	379,494	(67,498)	308,356

Cash flow data
Net cash provided (used) by:
Operating activities	-	-	-	-	(76,743)
Investing activities	-	-	-	-	-
Financing activities	-	-	-	-	-

Net decrease in cash
and equivalents	-	-	-	-	(76,743)

Per limited partnership unit:
Net income (loss)	$ (0.11)	(0.18)	2.34	(0.42)	1.90

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Effective January 1, 2001, the Partnership began formally marketing all of its properties for sale.  All properties were sold in 2003.  There were no distributions in 2010 , 2009, or 2008.  In accordance with the settlement of the lawsuit (Item 3) it is anticipated that with the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners.  These distributions will be reduced by the amount of fees payable to the plaintiffs’ legal counsel in connection with the settlement agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership’s joint venture.

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

Results of Operations

As a result of the sale of its remaining wholly-owned properties, the Partnership’s rental operations ceased in 2003.  Operations for the year ended December 31, 2010 primarily consisted of ownership of the joint investment, administrative costs, and professional fees.

2010 as compared to 2009

As discussed above, the decrease in most components of the consolidated statements of operations was a result of the remaining wholly-owned properties being sold in 2003 and rental operations ceasing at the time of the sales.  Administrative expenses primarily represent payments for legal fees and other professional fees amounting to $50,545 and $58,452 in 2010 and 2009, respectively, and administrative fees paid to an affiliate amounting to $14,127 and $17,136 in 2010 and 2009, respectively.

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

Joint Venture

The Joint Venture owned the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina, which was sold in December 2006.  In 2010, the Joint Venture recorded interest income of approximately $84,000 due to an advance of funds to an affiliated party in December 2006. Total expenses increased from approximately $1,000 in 2009 to $4,000 in 2010.

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

Management’s Annual Report on Internal Control over Financial Reporting. Management of the Partnership is responsible for establishing and maintaining adequate internal control over reporting in accordance with Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of the Partnership’s internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Partnership’s internal control over financial reporting was not effective as of December 31, 2010.

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

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership, as an entity, does not have any directors or officers.  The Individual General Partner of the Partnership is Joseph M. Jayson.  The directors and executive officers of Realmark Properties, Inc., the Partnership’s Corporate General Partner, as of December 31, 2010, are listed below.  Each director is subject to election on an annual basis.

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

The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

Joseph M. Jayson, age 72, is Chairman, Director and sole stockholder of  J. M. Jayson and Company, Inc. and certain of its affiliated companies:  U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation.  In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-V, and Realmark Property Investors Limited Partnership-VI A.  Mr. Jayson has been in the real estate business for the last 48 years and is a Certified Property Manager as designated by the Institute of  Real Estate Management (“I.R.E.M.”).  Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management.  Mr. Jayson has for the last 48 years been engaged in various aspects of real estate brokerage and investment.  He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm.  Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships.  For the past 29 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

Judith P. Jayson, age 70, is currently Vice President and a Director of Realmark Properties, Inc.  She is also a Director of the property management affiliate, Realmark Corporation.  Mrs. Jayson has been involved in property management for the last 39 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs.  Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System.  Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

Audit Committee

The Partnership has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of the audit committee are Joseph M. Jayson and Patricia Lovullo Danwin, CPA.

Audit Committee Financial Expert

The Directors and Executive Officers of the Corporate General Partner have determined that Patricia Lovullo Danwin, CPA is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Ms. Danwin is not independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act due to limited circumstances, namely that the Partnership is small in size and there is limited personnel.  Ms. Danwin is not independent as a result of being a former employee of an affiliate of the Corporate General Partner.

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

Realmark Property Investors Limited Partnership - VIA
Attention:  Investor Relations
2350 North Forest Road
Getzville, New York 14068

ITEM 11:  EXECUTIVE COMPENSATION

No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2010.  The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in Item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 10,288.6 units of limited partnership interest amounting to approximately 6.5% of the Partnership interest at December 31, 2010.  The general partners and the executive officers of the Corporate General Partners, as of December 31, 2010, owned 90 units of limited partnership interest.  The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Engagement:  EFP Rotenberg, L.L.P. was engaged as the Partnership’s independent auditor for the years 2010 and 2009.  All fees incurred for the years ended December 31, 2010 and 2009 were approved by the Audit Committee.

Audit Fees:  Audit fees for the audit of the Partnership’s annual financial statement included in the Partnership’s annual report on Form 10-K and those financial statements included in the Partnership’s quarterly reports on Form 10-Q by EFP Rotenberg L.L.P. amounted to $17,000 for the years ended December 31, 2010 and 2009.

Audit-Related Fees:  None.

Tax Fees:  The Partnership engaged Toski, Schaefer & Co., P.C. to provide tax filing and compliance services during the years ended December 31, 2010 and 2009.  The fees for these services amounted to $4,435 for the years ended December 31, 2010 and 2009.

All Other Fees:  None.

The Audit Committee has set a policy that all fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee.  All fees related to 2010 and 2009 were pre-approved by the Audit Committee.

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

The Audit Committee has the sole authority to retain and terminate the Partnership’s independent auditors and approves all fees paid to the independent auditors.  During 2010 and 2009, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership’s accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards.  In addition, the Audit Committee has discussed with the independent auditors the auditors’ independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors’ independence.

The Audit Committee discussed with the Partnership’s independent auditors the overall scope and plans for their audit.  The Audit Committee meets with the independent auditors to discuss the results of their examination, their evaluations of the Partnership’s internal controls, and the overall quality of the Partnership’s financial reporting.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the General Partners (and the General Partners have approved) that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2010.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

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

REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - VI A

By: /s/Joseph M. Jayson	March 31, 2011
JOSEPH M. JAYSON,	Date
Individual General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      REALMARK PROPERTIES, INC.
Corporate General Partner

/s/Joseph M. Jayson	March 31, 2011
JOSEPH M. JAYSON,	Date
President, Treasurer and Director

/s/Judith P. Jayson	March 31, 2011
JUDITH P. JAYSON,	Date
Vice President and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Realmark Property Investors Limited Partnership - VI-A

We have audited the accompanying consolidated  statements of net assets in liquidation of Realmark Property Investors Limited Partnership - VI-A as of December 31, 2010 and 2009, and the related consolidated statements of changes in net assets in liquidation for each of the years in the two-year period ended December 31, 2010. Realmark Property Investors Limited Partnership - VI-A’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Realmark Property Investors Limited Partnership - VI-A as of December 31, 2010 and 2009, and the changes in net assets in liquidation for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

EFP Rotenberg, LLP
Rochester, New York
March 31, 2011

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Consolidated Statements of Net Assets in Liquidation
(Liquidation Basis)
December 31, 2010 and 2009

Assets	2010	2009

Receivable from affiliates	$ 40,172	113,495
Equity interest in unconsolidated joint
venture in excess of investment	1,067,295	1,026,991

Total assets	$ 1,107,467	1,140,486

Liabilities - accounts payable and accrued expenses	336,405	351,007

Net assets in liquidation	$ 771,062	789,479

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Consolidated Statements of Changes in Net Assets in Liquidation
for the Years ended December 31, 2010 and 2009

Net assets in liquidation at January 1, 2009	$ 818,224

Decrease during the period of liquidation	(28,745)

Net assets in liquidation at January 1, 2010	789,479

Decrease during the period of liquidation	(18,417)

Net assets in liquidation at December 31, 2010	$ 771,062

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to Consolidated Financial Statements, Continued

(3)	Summary of Significant Accounting Policies, Continued

(g)	Income Allocation and Distributable Cash Flow. Continued

The partnership agreement also provides for the distribution to the partners of net cash flow from operations.  In connection with the pending sale of the Partnership’s properties (note 6), it is anticipated that there will be no future distributions of net cash flow from operations.  Sale or refinancing proceeds are distributed to the extent available, 100% to the limited partners until there has been a return of the limited partner’s capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units.  It is anticipated that there will not be sufficient cash flow from the sale of the Partnership’s remaining properties to provide this return to the limited partners.  There were no distributions to partners made in 2010, 2009 or 2008.

(h)	Income Taxes
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

Summary financial information of the Joint Venture follows:

	December 31,
Assets	2010	2009

Cash and equivalents	$ 1,237,924	1,344,645
Receivable from affiliates	1,080,298	1,012,490
Accrued interest receivable	338,017	253,513

Total assets	$ 2,656,239	2,610,648

Liabilities and Partners' Equity

Liabilities:
Accounts payable and accrued expenses	25	-
Payables to affiliates	521,624	556,666

Total liabilities	521,649	556,666

Partners' Equity:
The Partnership	1,067,295	1,026,991
RPILP - II	1,067,295	1,026,991

Total partners' equity	2,134,590	2,053,982

Total liabilities and partners' equity	$ 2,656,239	2,610,648

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to Consolidated Financial Statements, Continued

(4)	Investment in Unconsolidated Joint Venture, Continued

Operating Information

	Years ended December 31,
	2010	2009	2008
Income:
Interest	$ 84,504	84,504	84,504
Other	-	-	1,654,339

Total income	84,504	84,504	1,738,843

Expenses:
Interest	642	892	1,071
Administrative:
Affiliates	-	-	93,092
Other	3,254	32	730,264

Total expenses	3,896	924	824,427

Net income	$ 80,608	83,580	914,416

Allocation of net income:
The Partnership	40,304	41,790	457,208
RPILP - II	40,304	41,790	457,208

Total	$ 80,608	83,580	914,416

A reconciliation of the Partnership’s investment in Research Triangle Industrial Park Joint Venture is as follows:

	2010	2009	2008

Investment in Joint Venture at beginning of year	$ 1,026,991	985,201	527,993
Allocated net income	40,304	41,790	457,208

Equity interest in excess of investment
at end of year	$ 1,067,295	1,026,991	985,201

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to Consolidated Financial Statements, Continued

(5)	Related Party Transactions

The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. Reimbursement for cost of services to the Partnership for cost of services to the Partnership that include investor relations, marketing of properties, professional fees, communications, supplies, accounting, printing, postage and other items amounted to $14,127, $17,136 and $14,221 for the years ended December 31, 2010, 2009 and 2008 respectively.

In addition to the above, other properties specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership’s consolidated statements of operations.  Receivables from and payables to affiliated parties are due on demand and bear interest at 8% in 2010, 2009 and 2008.

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

Distributions

U.S. Apartments, LLC, is an affiliated company in which the Individual General Partner of Realmark Property Investors Limited Partnership - VI A is the sole member.  U.S. Apartments, LLC owns 9,811.1 units of limited partnership interest.

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

On August 29, 2001, the parties entered into a Stipulation of Settlement (the “Settlement”).  On October 4, 2001, the Court issued an “Order Preliminarily Approving Settlement” (the “Hearing Order”) and on November 29, 2001, the court issued an “Order and Final Judgment Approving Settlement and Awarding Fees and Expenses” and dismissing the complaints with predjudice.  The Settlement provided, among other things, that:

●	The payable to the general partners and/or their affiliates by Realmark Property Investors Limited Partnership - VI A at March 31, 2001, in the amount of $481,598, cease to accrue interest.

●
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