Form 10-Q
period 2011-03-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2011-05-16
CIK 822783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Statement of Net Assets in Liquidation
(Liquidation Basis)
	(Unaudited)
	March 31,	December 31,
Assets	2011	2010

Receivables from affiliates	$ 31,314	40,172
Equity interest in unconsolidated joint venture
in excess of investment	1,077,831	1,067,295

Total assets	$ 1,109,145	1,107,467

Liabilities - accounts payable and accrued expenses	340,549	336,405

Net assets in liquidation	$ 768,596	771,062

Statement of Net Assets in Liquidation
(Liquidation Basis)
(Unaudited)

	Three months ended March 31,

	2011	2010

Net assets in liquidation at January 1	$ 771,062	789,479

Estimated costs during the period of liquidation	(2,466)	(4,557)

Net assets in liquidation at March 31	$ 768,596	784,922

Notes to Consolidated Financial Statements
Three months ended March 31, 2011 and 2010
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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership’s significant accounting policies are set forth in its December 31, 2010 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment

At March 31, 2011, the Partnership has an interest in a joint venture, as described below.  The joint venture property was sold in December 2006 for a purchase price of $5,300,000.  The mortgage on the property was paid off in the amount of $4,117,763.  The Partnership sold its remaining wholly-owned property in 2003.

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

Balance Sheet Information

	(Unaudited)
	March 31,	December 31,
	2011	2010
Assets:
Cash and equivalents	$ 1,223,281	1,237,924
Receivable from affiliates	1,087,598	1,080,298
Accrued interest receivable	359,143	338,017

Total assets	$ 2,670,022	2,656,239

Liabilities:
Accounts payable and accrued expenses	33	25
Payable to affiliates	514,327	521,624

Total liabilities	514,360	521,649

Partners' equity:
The Partnership	1,077,831	1,067,295
RPILP - II	1,077,831	1,067,295

Total partners' equity	2,155,662	2,134,590

Total liabilities and partners' equity	$ 2,670,022	2,656,239

Operating Information
(Unaudited)
	Three months ended March 31,

	2011	2010
Income:
Interest income	$ 21,126	21,126

Expenses:
Interest	3	235
Administrative	51	335

Total expenses	54	570

Net income	$ 21,072	20,556

Allocation of net income:
The Partnership	10,536	10,278
RPILP - II	10,536	10,278

	$ 21,072	20,556

PART I - Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Assets consisted primarily of the investment in Research Triangle Industrial Park West, which amounted to approximately $1,078,000 at March 31, 2011. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that due to the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners.  As a result of the Research Triangle Industrial Park West’s sale of the remaining property, the Partnership began reporting on the liquidation basis of accounting effective January 1, 2007.

Results of Operations

Operations for the three months ended March 31, 2011 consisted primarily of liquidation costs and professional fees.

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

Internal Control Over Financial Reporting: There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

PART II - OTHER INFORMATION

Item 1.  Legal Proceeding

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the “Realmark Partnerships”) and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership’s settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2010.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - VI A

May 16, 2011	/s/ Joseph M. Jayson
Date	Joseph M. Jayson
Individual General Partner,
Principal Executive Officer and
Principal Financial Officer