Form 10-Q
period 2011-06-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2011-08-15
CIK 822783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

(716) 636-9090
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐      No   ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.        Yes  ☐    No   ☒

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Statement of Net Assets in Liquidation
(Liquidation Basis)

	(Unaudited)
	June 30,	December 31,
Assets	2011	2010

Receivables from affiliates	$ 29,539	40,172
Equity interest in unconsolidated joint venture
in excess of investment	1,088,148	1,067,295

Total assets	$ 1,117,687	1,107,467

Liabilities - accounts payable and accrued expenses	361,476	336,405

Net assets in liquidation	$ 756,211	771,062

The accompanying notes are an integral part of the financial statements.

Statement of Net Assets in Liquidation
(Liquidation Basis)
(Unaudited)

	Six months ended June 30,
	2011	2010

Net assets in liquidation at January 1	$ 771,062	789,479

Estimated costs during the period of liquidation	(14,851)	(17,859)

Net assets in liquidation at June 30	$ 756,211	771,620

The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements
Six months ended June 30, 2011 and 2010
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

Property and Equipment

At June 30, 2011, the Partnership has an interest in a joint venture, as described below.  The joint venture property was sold in December 2006 for a purchase price of $5,300,000.  The mortgage on the property was paid off in the amount of $4,117,763.  The Partnership sold its remaining wholly-owned property in 2003.

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

Balance Sheet Information

	(Unaudited)
	June 30,	December 31,
	2011	2010
Assets:
Cash and equivalents	$ 1,217,134	1,237,924
Receivable from affiliates	1,090,133	1,080,298
Accrued interest receivable	380,269	338,017

Total assets	$ 2,687,536	2,656,239

Liabilities:
Accounts payable and accrued expenses	34	25
Payable to affiliates	511,206	521,624

Total liabilities	511,240	521,649

Partners' equity:
The Partnership	1,088,148	1,067,295
RPILP - II	1,088,148	1,067,295

Total partners' equity	2,176,296	2,134,590

Total liabilities and partners' equity	$ 2,687,536	2,656,239

Operating Information
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Income:
Interest income	$ 21,126	21,126	42,252	42,252

Expenses:
Interest	3	238	6	473
Administrative	145	2,570	196	2,905

Total expenses	148	2,808	202	3,378

Net income	$ 20,978	18,318	42,050	38,874

Allocation of net income:
The Partnership	10,489	9,159	21,025	19,437
RPILP - II	10,489	9,159	21,025	19,437

	$ 20,978	18,318	42,050	38,874

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Assets consisted primarily of the investment in Research Triangle Industrial Park West, which amounted to approximately $1,088,000 at June 30, 2011. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that due to the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners.  As a result of the Research Triangle Industrial Park West’s sale of the remaining property, the Partnership began reporting on the liquidation basis of accounting effective January 1, 2007.

Results of Operations

Operations for the six months ended June 30, 2011 consisted primarily of liquidation costs and professional fees.

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

Internal Control Over Financial Reporting: There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Item 5. Other Information

(a)  Reports on Form 8-K

None.

Item 6.  Exhibits

31.	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - VI A

August 15, 2011	/s/ Joseph M. Jayson
Date	Joseph M. Jayson
Individual General Partner,
Principal Executive Officer and
Principal Financial Officer