Form 10-Q
period 2011-09-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2011-11-14
CIK 822783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.        Yes ☐    No ☒

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Statement of Net Assets in Liquidation
(Liquidation Basis)
	(Unaudited)
	September 30,	December 31,
Assets	2011	2010

Receivables from affiliates	$ 122	40,172
Equity interest in unconsolidated joint venture
in excess of investment	1,098,877	1,067,295

Total assets	$ 1,098,999	1,107,467

Liabilities - accounts payable and accrued expenses	343,655	336,405

Net assets in liquidation	$ 755,344	771,062

See accompanying notes to the financial statements.

Statement of Net Assets in Liquidation
(Liquidation Basis)
(Unaudited)
	Nine months ended
	September 30,
	2011	2010

Net assets in liquidation at January 1	$ 771,062	789,479

Estimated costs during the period of liquidation	(15,718)	(19,117)

Net assets in liquidation at September 30	$ 755,344	770,362

See accompanying notes to the financial statements.

Notes to Consolidated Financial Statements
Nine months ended September 30, 2011 and 2010
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

Property and Equipment

At September 30, 2011, the Partnership has an interest in a joint venture, as described below.  The joint venture property was sold in December 2006 for a purchase price of $5,300,000.  The mortgage on the property was paid off in the amount of $4,117,763.  The Partnership sold its remaining wholly-owned property in 2003.

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

Balance Sheet Information

	(Unaudited)
	September 30,	December 31,
	2011	2010
Assets:
Cash and equivalents	$ 1,153,668	1,237,924
Receivable from affiliates	1,130,937	1,080,298
Accrued interest receivable	401,395	338,017

Total assets	$ 2,686,000	2,656,239

Liabilities:
Accounts payable and accrued expenses	34	25
Payable to affiliates	488,212	521,624

Total liabilities	488,246	521,649

Partners' equity:
The Partnership	1,098,877	1,067,295
RPILP - II	1,098,877	1,067,295

Total partners' equity	2,197,754	2,134,590

Total liabilities and partners' equity	$ 2,686,000	2,656,239

Operating Information
(Unaudited)

	Three months ended Sept. 30,		Nine months ended Sept. 30,

	2011	2010	2011	2010
Income:
Interest income	$ 21,129	21,126	63,381	63,378

Expenses:
Interest	12	166	18	639
Administrative	3	-	199	2,905

Total expenses	15	166	217	3,544

Net income	$ 21,114	20,960	63,164	59,834

Allocation of net income:
The Partnership	10,557	10,480	31,582	29,917
RPILP - II	10,557	10,480	31,582	29,917

	$ 21,114	20,960	63,164	59,834

PART I - Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Assets consisted primarily of the investment in Research Triangle Industrial Park West, which amounted to approximately $1,099,000 at September 30, 2011. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that due to the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners.  As a result of the Research Triangle Industrial Park West’s sale of the remaining property, the Partnership began reporting on the liquidation basis of accounting effective January 1, 2007.

Results of Operations

Operations for the three and nine months ended September 30, 2011 consisted primarily of liquidation costs and professional fees.

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

Internal Control Over Financial Reporting: There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - VI A

November 14, 2011	/s/ Joseph M. Jayson
Date	Joseph M. Jayson
Individual General Partner,
Principal Executive Officer and
Principal Financial Officer