Form 10-K
period 2011-12-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2012-04-16
CIK 822783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 0-17466

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VIA
(Exact Name of Registrant as specified in its Charter)

Delaware	16-1309987
(State of Formation)	(I.R.S. Employer Identification No.)

2350 North Forest Road, Getzville, New York 14068
         (Address of Principal Executive Office)

Registrant’s Telephone Number, including area code:               (716) 636-9090

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

Large accelerated filer  [ ]       Accelerated filer  [ ]

Non-accelerated filer  (Do not check if a smaller reporting company)   [ ]        Smaller reporting company   [X]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[   ] Yes                                [X] No

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a count.
[   ] Yes                      [X] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed document should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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

The Partnership’s primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners.  At December 31, 2011, the Partnership has a 50% joint partner interest in Research Triangle Industrial Park Joint Venture.

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

The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the Partnership’s properties are located.  The Partnership has no real property investments located outside the United States.  The Partnership does not segregate revenue or assets by geographic region, since, in management’s view, such a presentation would not be significant to an understanding of the Partnership’s business or financial results taken as a whole.  As of December 31, 2011, the Partnership did not directly employ any persons in a full-time position.  All persons who regularly rendered services on behalf of the Partnership through December 31, 2011 were employees of the Corporate General Partner or its affiliates.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

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

ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S UNITS OF LIMITED PARTNERSHIP INTEREST

There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future.  Accordingly, information as to the market value of a unit at any given date is not available.  As of December 31, 2011, there were 1,585 record holders of units of limited partnership interest.

The Partnership is a limited partnership and, accordingly, does not pay dividends.  It does, however, make distributions of cash to its partners.  The partnership agreement provides for the distribution to the partners of net cash flow from operations.  All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the limited partners until there has been a return of the limited partner’s capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units.  It is anticipated that there will not be sufficient cash flow from the sale of the Partnership’s remaining properties to provide this return to the limited partners.  There was a $300,000 distribution, made to partners in 2011.  There were no distributions made to the partners in 2010.

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

ITEM 6: SELECTED FINANICAL DATA

As the registrant qualifies as a small reporting company as defined by ss.229-10(f)(1) of regulations S-K, the registrant is not required to provide the information required by this item.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Effective January 1, 2001, the Partnership began formally marketing all of its properties for sale.  All properties were sold in 2003.  There was a $300,000 distribution made to partners in 2011.  There were no distributions to partners made in 2010.  In accordance with the settlement of the lawsuit (Item 3) it is anticipated that with the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners.  These distributions will be reduced by the amount of fees payable to the plaintiffs’ legal counsel in connection with the settlement agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership’s joint venture.

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

Results of Operations

As a result of the sale of its remaining wholly-owned properties, the Partnership’s rental operations ceased in 2003.  Operations for the year ended December 31, 2011 primarily consisted of ownership of the joint investment, administrative costs, and professional fees.

2011 as compared to 2010

As discussed above, the decrease in most components of the consolidated statements of operations was a result of the remaining wholly-owned properties being sold in 2003 and rental operations ceasing at the time of the sales.  Administrative expenses primarily represent payments for legal fees and other professional fees amounting to $56,070 and $50,545 in 2011 and 2010, respectively, and administrative fees paid to an affiliate amounting to $11,847 and $14,127 in 2011 and 2010, respectively.

Joint Venture

The Joint Venture owned the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina, which was sold in December 2006.  In 2011, the Joint Venture recorded interest income of approximately $84,000 due to an advance of funds to an affiliated party in December 2006. Total expenses increased from approximately $4,000 in 2010 to $2,000 in 2011.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

The Partnership maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  An evaluation was carried out under the supervision and with the participation of the Partnership’s management, including the Partnership’s Individual General Partner and Principal Financial Officer, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this annual report.  Based on that evaluation, the Partnership’s Individual General Partner and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were not effective as of such period end.  Management will endeavor to enhance the Partnership’s disclosure controls and procedures to cause them to become effective.

Management’s Annual Report on Internal Control over Financial Reporting.  Management of the Partnership is responsible for establishing and maintaining adequate internal control over reporting in accordance with Exchange Act Rules 13a-15(f) and 15d-15(f).  Management conducted an evaluation of the Partnership’s internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Partnership’s internal control over financial reporting was not effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting. Subsequent to the date of their most recent evaluation, there have been no changes in the Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership, as an entity, does not have any directors or officers.  The Individual General Partner of the Partnership is Joseph M. Jayson.  The directors and executive officers of Realmark Properties, Inc., the Partnership’s Corporate General Partner, as of December 31, 2011, are listed below.  Each director is subject to election on an annual basis.

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

The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

Joseph M. Jayson, age 73, is Chairman, Director and sole stockholder of  J. M. Jayson and Company, Inc. and certain of its affiliated companies:  U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation.  In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-V, and Realmark Property Investors Limited Partnership-VI A.  Mr. Jayson has been in the real estate business for the last 49 years and is a Certified Property Manager as designated by the Institute of  Real Estate Management (“I.R.E.M.”).  Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management.  Mr. Jayson has for the last 49 years been engaged in various aspects of real estate brokerage and investment.  He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm.  Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships.  For the past 30 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

Judith P. Jayson, age 71, is currently Vice President and a Director of Realmark Properties, Inc.  She is also a Director of the property management affiliate, Realmark Corporation.  Mrs. Jayson has been involved in property management for the last 40 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs.  Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System.  Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

Audit Committee

The Partnership has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of the audit committee are Joseph M. Jayson and Peter Minotti.

Audit Committee Financial Expert

The Directors and Executive Officers of the Corporate General Partner have determined that Peter Minotti is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Mr. Minotti is not independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act due to limited circumstances, namely that the Partnership is small in size and there is limited personnel.  Mr. Minotti is not independent as a result of being a employee of an affiliate of the Corporate General Partner.

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

Realmark Property Investors Limited Partnership - VIA
Attention: Investor Relations
2350 North Forest Road
Getzville, New York 14068

ITEM 11:  EXECUTIVE COMPENSATION

No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2011.  The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in Item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 10,288.6 units of limited partnership interest amounting to approximately 6.5% of the Partnership interest at December 31, 2011.  The general partners and the executive officers of the Corporate General Partners, as of December 31, 2011, owned 90 units of limited partnership interest.  The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The properties of the Partnership and its subsidiaries are managed by Realmark Corporation, an affiliate of the Partnership’s corporate general partner, for a fee of generally 5% of annual net rental income of the properties.  Realmark Corporation and the Corporate General Partner are also reimbursed for  disbursements made on behalf of the Partnership.  Those transactions are further described, and quantified, in the note to the consolidated financial statements entitled “Related Party Transactions.”

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Engagement: Malin, Bergquist & Co., LLP was engaged as the Partnership’s independent auditors for the year 2011.  EFP Rotenberg, LLP was engaged as the Partnership’s independent auditors for the year 2010.  All fees incurred for the years ended December 31, 2011 and 2010 were approved by the Audit Committee.

Audit Fees: Audit fees for the audit of the Partnership’s annual financial statement included in the Partnership’s quarterly reports on Form-Q by EFP Rotenberg LLP for the year ended December 31, 2011 amounted to $6,000.  Audit fees for the audit of the Partnership’s annual financial statement included in the Partnership’s annual report on Form 10K by Malin, Bergquist & Co., LLP for the year ended December 31, 2011 amounted to $11,000.

Audit-Related Fees: None.

Tax Fees: The Partnership engaged Toski & Co., P.C. to provide tax filing and compliance services during the years ended December 31, 2011 and 2010.  The fees for these services amounted to $4,435 for the years ended December 31, 2011 and 2010.

All Other Fees: None.

The Audit Committee has set a policy that all fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee.  All fees related to 2011 and 2010 were pre-approved by the Audit Committee.

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

The Audit Committee has the sole authority to retain and terminate the Partnership’s independent auditors and approves all fees paid to the independent auditors.  During 2011 and 2010, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership’s accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards.  In addition, the Audit Committee has discussed with the independent auditors the auditors’ independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors’ independence.

The Audit Committee discussed with the Partnership’s independent auditors the overall scope and plans for their audit.  The Audit Committee meets with the independent auditors to discuss the results of their examination, their evaluations of the Partnership’s internal controls, and the overall quality of the Partnership’s financial reporting.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the General Partners (and the General Partners have approved) that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2011.

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(b)      Exhibits

2.	Plan of acquisition, reorganization, arrangement, liquidation, or succession:

(a)	Stipulation of Settlement Agreement dated August 29, 2001 is incorporated herein by reference.

(b)	Order and Final Judgment Approving Settlement and Awarding Fees and Expenses dated November 29, 2001 is incorporated herein by reference.

4.	Instruments defining the rights of security holders, including indentures:

(a)
Amended and Restated Certificate and Agreement of Limited Partnership filed with the Registration Statement of the Registrant Form S-11, filed September 30, 1987, and subsequently amended, incorporated herein by reference.

10.	Material contracts:

(a)	Property Management Agreement with Realmark Corporation included with the Registration Statement, Form S-11, of the Registrant as filed and amended to date, incorporated herein by reference.

14.	Code of Ethics filed December 31, 2003, is incorporated herein by reference.

21.	Subsidiaries of the Partnership is filed herewith.

31.	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - VI A

By: /s/Joseph M. Jayson	April 16, 2012
JOSEPH M. JAYSON,	Date
Individual General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      REALMARK PROPERTIES, INC.
Corporate General Partner

/s/Joseph M. Jayson	April 16, 2012
JOSEPH M. JAYSON,	Date
President, Treasurer and Director

/s/Judith P. Jayson	April 16, 2012
JUDITH P. JAYSON,	Date
Vice President and Director

REPORT OF INDEPENDENT REGISTERED PUBIC ACCOUNTING FIRM

To the Board of Directors and Partners of
Realmark Property Investors Limited Partnership – VI-A
Getzville, New York

We have audited the accompanying consolidated statement of net assets in liquidation of Realmark Property Investors Limited Partnership – VI-A (the Company) as of December 31, 2011, and the related consolidated statement of changes in net assets in liquidation for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the net assets in liquidation of Realmark Property Investors Limited Partnership – VI-A as of December 31, 2011, and the changes in net assets in liquidation for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Pittsburgh, Pennsylvania
April 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Realmark Property Investors Limited Partnership - VI-A

We have audited the accompanying consolidated statement of net assets in liquidation of Realmark Property Investors Limited Partnership - VI-A as of December 31, 2010, and the related consolidated statements of changes in net assets in liquidation for the year ended December 31, 2010. Realmark Property Investors Limited Partnership - VI-A’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Realmark Property Investors Limited Partnership - VI-A as of December 31, 2010, and the changes in net assets in liquidation for year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
March 31, 2011

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Consolidated Statements of Net Assets in Liquidation
(Liquidation Basis)
December 31, 2011 and 2010

Assets	2011	2010

Cash	$ 1,931	-
Receivable from affiliates	1,298,380	1,200,081
Equity interest in unconsolidated joint
venture	1,108,610	1,067,295

Total assets	$ 2,408,921	2,267,376

Liabilities

Accounts payable and accrued expenses	354,347	336,404
Payable to affiliates	1,603,636	1,159,910

Total liabilities	1,957,983	1,496,314

Net assets in liquidation	$ 450,938	771,062

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Consolidated Statements of Changes in Net Assets in Liquidation
for the Years ended December 31, 2011 and 2010

Net assets in liquidation at December 31, 2009	$ 789,479

Decrease during the period of liquidation	(18,417)

Net assets in liquidation at December 31, 2010	771,062

Decrease during the period of liquidation	(320,124)

Net assets in liquidation at December 31, 2011	$ 450,938

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

F-5

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to Consolidated Financial Statements, Continued

(3)	Summary of Significant Accounting Policies, Continued

(a)	Basis of Accounting and Consolidation, Continued

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

(c)	Cash and Equivalents
Cash and equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

(d)	Receivables and Bad Debt

The Partnership uses the allowance method for uncollectible accounts.  Charges to this account are made on a case-by-case basis.  Increases or decreases to the allowance are charged to bad debt expense.  There was no bad debt expense or allowance for doubtful accounts in 2011 and 2010.

(e)	Unconsolidated Joint Venture

The Partnership’s investment in Research Triangle Joint Venture is an unconsolidated joint venture which is accounted for on the equity method.  This Joint Venture is not consolidated in the Partnership’s financial statements because the Partnership is not the majority owner.

(f)	Long-Lived Assets

The Partnership reviews its long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  For assets held and used, if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount, an impairment loss has occurred.  This amount of the impairment loss is equal to the asset’s carrying value over its estimated fair value.  No impairment loss has been recognized by the Partnership for the years ended December 31, 2011 and 2010.

(g)	Per Unit Data
Per limited partnership unit data is based on the weighted average number of limited partnership units outstanding for the year.

(h)	Fair Value of Financial Instruments
The fair value of the Partnership’s financial instruments approximated their carrying values.

F-6

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

The partnership agreement also provides for the distribution to the partners of net cash flow from operations.  In connection with the pending sale of the Partnership’s properties (note 6), it is anticipated that there will be no future distributions of net cash flow from operations.  Sale or refinancing proceeds are distributed to the extent available, 100% to the limited partners until there has been a return of the limited partner’s capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units.  It is anticipated that there will not be sufficient cash flow from the sale of the Partnership’s remaining properties to provide this return to the limited partners.  There was a $300,000 distribution made to partners in 2011.  There were no distributions to partners made in 2010.

(j)	Income Taxes

In June 2006, the Financial Accounting Standards Board issued ASC 740-10-50 (FASB Interpretation No. 48 “FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribed a comprehensive model for how a company should measure, recognize, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  The effective date for ASC 740-10-50 for entities other than public entities was revised to years beginning after December 15, 2008.  The Company adopted ASC 740-10-50 as of January 1, 2009 and, thereafter, recognizes the tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  There was no impact to the Company’s financial statements as a result of the implementation of ASC 740-10-50.  Interest and/or penalties related to income tax matters, if incurred, are recognized as a component of income tax expense.  The Company’s income tax filings are subject to audit by various taxing authorities.  The Company’s open audit periods are 2008-2010.

F-7

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to Consolidated Financial Statements, Continued

(3)	Summary of Significant Accounting Policies, Continued

(k)	Reclassifications

Certain amounts on the statement of net assets in liquidation that were netted in the prior year, have been reclassified to reflect a gross presentation.  This change had no effect on previously reported net assets in liquidation, or decrease during the period of net asset in liquidation.

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

Summary financial information of the Joint Venture follows:

Balance Sheet Information

	December 31,
Assets	2011	2010

Cash and equivalents	$ 488,152	1,237,924
Receivable from affiliates	1,524,869	1,080,298
Accrued interest receivable	422,521	338,017

Total assets	$ 2,435,542	2,656,239

Liabilities and Partners' Equity

Liabilities:
Accounts payable and accrued expenses	-	25
Payables to affiliates	218,322	521,624

Total liabilities	218,322	521,649

Partners' Equity:
The Partnership	1,108,610	1,067,295
RPILP - II	1,108,610	1,067,295

Total partners' equity	2,217,220	2,134,590

Total liabilities and partners' equity	$ 2,435,542	2,656,239

F-8

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to Consolidated Financial Statements, Continued

(4)	Investment in Unconsolidated Joint Venture, Continued

Operating Information

	Years ended December 31,
	2011	2010

Income - interest	$ 84,526	84,504

Expenses:
Interest	19	642
Administrative	1,877	3,254

Total expenses	1,896	3,896

Net income	$ 82,630	80,608

Allocation of net income:
The Partnership	41,315	40,304
RPILP - II	41,315	40,304

Total	$ 82,630	80,608

A reconciliation of the Partnership’s investment in Research Triangle Industrial Park Joint Venture is as follows:

	2011	2010

Investment in Joint Venture at beginning of year	$ 1,067,295	1,026,991
Allocated net income	41,315	40,304

Equity interest in excess of investment
at end of year	$ 1,108,610	1,067,295

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to Consolidated Financial Statements, Continued

(5)	Related Party Transactions

The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement.  Reimbursement for cost of services to the Partnership for cost of services to the Partnership that include investor relations, marketing of properties, professional fees, communications, supplies, accounting, printing, postage and other items amounted to $11,847 and $14,127 for the years ended December 31, 2011 and 2010 respectively.

In addition to the above, other properties specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership’s consolidated statements of operations.  Certain receivables from and payables to affiliated parties are due on demand and bear interest at 8% in 2011 and 2010.

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

At December 31, 2011 and 2010, the Partnership has receivables from affiliates amounting to $1,298,380 and $1,200,081, respectively.  At December 31, 2011 and 2010, the Partnership has payables to affiliates amounting to $1,603,635 and $1,159,910, respectively.  Of these amounts payable to affiliates, $467,584 and $23,500 were payable to the Partnership's unconsolidated joint venture as of December 31, 2011 and 2010, respectively.  At December 31, 2011 and 2010, the Partnership has equity interest in unconsolidated joint venture of $1,108,610 and $1,067,295, respectively.

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