Form 10-Q
period 2012-03-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2012-05-15
CIK 822783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

(716) 636-9090
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files)     Yes ☐  No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐No   ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.Yes ☐No    ☒

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statement of Net Assets in Liquidation
(Liquidation Basis)
	(Unaudited)
	March 31,	December 31,
Assets	2012	2011

Cash	$ 16,249	1,931
Receivables from affiliates	1,324,348	1,298,380
Equity interest in unconsolidated joint venture	1,119,098	1,108,610

Total assets	$ 2,459,695	2,408,921

Liabilities

Accounts payable and accrued expenses	338,825	354,347
Payables to affiliates	1,668,133	1,603,636

Total liabilities	2,006,958	1,957,983

Net assets in liquidation	$ 452,737	450,938

Consolidated Statement of Changes in Net Assets in Liquidation
(Liquidation Basis)
(Unaudited)

	Three months ended March 31,

	2012	2011

Net assets in liquidation at January 1	$ 450,938	771,062

Increase (Decrease) during the period of liquidation	1,799	(2,466)

Net assets in liquidation at March 31	$ 452,737	768,596

Notes to Consolidated Financial Statements
Three months ended March 31, 2012 and 2011
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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership’s significant accounting policies are set forth in its December 31, 2011 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment

At March 31, 2012, the Partnership has an interest in a joint venture, as described below.  The joint venture property was sold in December 2006 for a purchase price of $5,300,000.  The mortgage on the property was paid off in the amount of $4,117,763.  The Partnership sold its remaining wholly-owned property in 2003.

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

Balance Sheet Information

	(Unaudited)
	March 31,	December 31,
	2012	2011
Assets:
Cash and equivalents	$ 158,008	488,152
Receivable from affiliates	1,689,869	1,524,869
Accrued interest receivable	443,647	422,521

Total assets	$ 2,291,524	2,435,542

Liabilities:
Accounts payable and accrued expenses	-	-
Payable to affiliates	53,328	218,322

Total liabilities	53,328	218,322

Partners' equity:
The Partnership	1,119,098	1,108,610
RPILP - II	1,119,098	1,108,610

Total partners' equity	2,238,196	2,217,220

Total liabilities and partners' equity	$ 2,291,524	2,435,542

Operating Information
(Unaudited)
	Three months ended March 31,

	2012	2011
Income:
Interest income	$ 21,134	21,126

Expenses:
Interest	17	3
Administrative	141	51

Total expenses	158	54

Net income	$ 20,976	21,072

Allocation of net income:
The Partnership	10,488	10,536
RPILP - II	10,488	10,536

	$ 20,976	21,072

PART I - Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Assets consisted primarily of the investment in Research Triangle Industrial Park West, which amounted to $1,119,098 at March 31, 2012. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that due to the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners.  As a result of the Research Triangle Industrial Park West’s sale of the remaining property, the Partnership began reporting on the liquidation basis of accounting effective January 1, 2007.

Results of Operations

Operations for the three months ended March 31, 2012 consisted primarily of liquidation costs and professional fees.

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

Internal Control Over Financial Reporting: There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

PART II - OTHER INFORMATION

Item 1.  Legal Proceeding

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the “Realmark Partnerships”) and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership’s settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2011.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - VI A

May 15, 2012	/s/ Joseph M. Jayson
Date	Joseph M. Jayson
Individual General Partner,
Principal Executive Officer and
Principal Financial Officer