Form 10-Q
period 2012-06-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2012-08-14
CIK 822783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

Item 1 - Financial Statements

Statement of Net Assets in Liquidation
(Liquidation Basis)
	(Unaudited)
	June 30,	December 31,
Assets	2012	2011

Cash	-	1,931
Receivables from affiliates	$ 1,350,835	1,298,380
Equity interest in unconsolidated joint venture	1,129,619	1,108,610
Total assets	$ 2,480,454	2,408,921

Liabilities
Accounts payable and accrued expenses	322,252	354,347
Payable To Affilitates	1,695,602	1,603,636
Total Liabilities	$ 2,017,854	1,957,983

Net assets in liquidation	$ 462,600	450,938

The accompanying notes are an integral part of the financial statements.

Statement of Changes in Net Assets in Liquidation
(Liquidation Basis)
(Unaudited)

	Six months ended June 30,
	2012	2011

Net assets in liquidation at January 1	$ 450,938	$ 771,062

Increase during the period of liquidation	11,662	(14,851)

Net assets in liquidation at June 30	$ 462,600	$ 756,211

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

Property and Equipment

At June 30, 2012, the Partnership has an interest in a joint venture, as described below.  The joint venture property was sold in December 2006 for a purchase price of $5,300,000.  The mortgage on the property was paid off in the amount of $4,117,763.  The Partnership sold its remaining wholly-owned property in 2003.

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

Balance Sheet Information

	(Unaudited)
	June 30,	December 31,
	2012	2011
Assets:
Cash and equivalents	$ 41,243	488,152
Receivable from affiliates	1,753,222	1,524,869
Accrued interest receivable from affiliates	464,773	422,521

Total assets	$ 2,259,238	2,435,542

Liabilities:
Accounts payable and accrued expenses	-	-
Payable to affiliates	-	218,322

Total liabilities	-	218,322

Partners' equity:
The Partnership	1,129,619	1,108,610
RPILP - II	1,129,619	1,108,610

Total partners' equity	2,259,238	2,217,220

Total liabilities and partners' equity	$ 2,259,238	2,435,542

Operating Information
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2012	2011	2012	2011
Income:
Interest income	$ 21,156	21,126	42,291	42,252

Expenses:
Interest	4	3	20	6
Administrative	110	145	253	196

Total expenses	114	148	273	202

Net income	$ 21,042	20,978	42,018	42,050

Allocation of net income:
The Partnership	10,521	10,489	21,009	21,025
RPILP - II	10,521	10,489	21,009	21,025

	$ 21,042	20,978	42,018	42,050

PART I - Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Assets consisted primarily of the investment in Research Triangle Industrial Park West, which amounted to approximately $1,129,619 at June 30, 2012. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that due to the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners.  As a result of the Research Triangle Industrial Park West’s sale of the remaining property, the Partnership began reporting on the liquidation basis of accounting effective January 1, 2007.

Results of Operations

Operations for the three and six months ended June 30, 2012 consisted primarily of liquidation costs and professional fees.

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

Internal Control Over Financial Reporting: There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - VI A

August 14, 2012	/s/ Joseph M. Jayson
Date	Joseph M. Jayson
Individual General Partner,
Principal Executive Officer and
Principal Financial Officer