Form 10-Q
period 2012-09-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2012-11-14
CIK 822783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☒

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

Item 1 - Financial Statements

Statement of Net Assets in Liquidation
(Liquidation Basis)

	(Unaudited)
	September 30,	December 31,
Assets	2012	2011
Cash	-	1,931
Receivables from affiliates	$1,377,851	1,298,380
Equity interest in unconsolidated joint venture	1,128,192	1,108,610
Total assets	$2,506,043	2,408,921

Liabilities
Accounts payable and accrued expenses	344,094	354,347
Payable To Affilitates	1,712,389	1,603,636
Total Liabilities	$2,056,483	1,957,983

Net assets in liquidation	$449,560	450,938

Statement of Changes in Net Assets in Liquidation
(Liquidation Basis)
(Unaudited)

	Nine months ended September 30,
	2012	2011

Net assets in liquidation at January 1	$ 450,938	$ 771,062

Decrease during the period of liquidation	(1,378)	(15,718)

Net assets in liquidation at September 30	$ 449,560	$ 755,344

The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements
Nine months ended September 30, 2012 and 2011
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

Property and Equipment

At September 30, 2012, the Partnership has an interest in a joint venture, as described below.  The joint venture property was sold in December 2006 for a purchase price of $5,300,000.  The mortgage on the property was paid off in the amount of $4,117,763.  The Partnership sold its remaining wholly-owned property in 2003.

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

Balance Sheet Information

	(Unaudited)
	September 30,	December 31,
	2012	2011
Assets:
Cash and equivalents	$ 11,419	488,152
Receivable from affiliates	1,780,386	1,525,347
Accrued interest receivable from affiliates	464,773	422,521

Total assets	$ 2,256,578	2,436,020

Liabilities:
Payable to affiliates	194	218,800

Total liabilities	194	218,800

Partners' equity:
The Partnership	1,128,192	1,108,610
RPILP - II	1,128,192	1,108,610

Total partners' equity	2,256,384	2,217,220

Total liabilities and partners' equity	$ 2,256,578	2,436,020

Operating Information
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2012	2011	2012	2011
Income:
Interest income	$ 10	21,129	42,301	63,381

Expenses:
Interest	4	12	24	18
Administrative	2,860	3	3,113	199

Total expenses	2,864	15	3,137	217

Net income	$ (2,854)	21,114	39,164	63,164

Allocation of net income:
The Partnership	(1,427)	10,557	19,582	31,582
RPILP - II	(1,427)	10,557	19,582	31,582

	$ (2,854)	21,114	39,164	63,164

PART I - Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Assets consisted primarily of the investment in Research Triangle Industrial Park West, which amounted to approximately $1,128,192 at September 30, 2012. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that due to the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners.  As a result of the Research Triangle Industrial Park West’s sale of the remaining property, the Partnership began reporting on the liquidation basis of accounting effective January 1, 2007.

Results of Operations

Operations for the three and nine months ended September 30, 2012 consisted primarily of liquidation costs and professional fees.

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

Internal Control Over Financial Reporting: There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - VI A

November 14, 2012	/s/ Joseph M. Jayson
Date	Joseph M. Jayson
Individual General Partner,
Principal Executive Officer and
Principal Financial Officer