Form 10-Q
period 2013-03-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2013-05-15
CIK 822783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

(716) 636-9090
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]    No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files)     Yes [  ]  No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer (Do not check if a smaller reporting company)  [  ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [  ]No   [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.Yes  [  ]No  [X]

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statement of Net Assets in Liquidation
(Liquidation Basis)
	(Unaudited)
	March 31,	December 31,
Assets	2013	2012

Cash	$ 5,050	1,847
Receivables from affiliates	1,433,517	1,405,408
Equity interest in unconsolidated joint venture
in excess of investment	1,127,589	1,127,894

Total assets	$ 2,566,156	2,535,149

Liabilities

Accounts payable and accrued expenses	353,509	358,120
Payables to affiliates	1,771,972	1,731,056

Total liabilities	2,125,481	2,089,176

Net assets in liquidation	$ 440,675	445,973

Consolidated Statement of Changes in Net Assets in Liquidation
(Liquidation Basis)
(Unaudited)

	Three months ended March 31,

	2013	2012

Net assets in liquidation at January 1	$ 445,954	450,938

Decrease during the period of liquidation	(5,299)	1,799

Net assets in liquidation at March 31	$ 440,655	452,737

See accompanying notes to the Financial Statements

Notes to Consolidated Financial Statements
Three months ended March 31, 2013 and 2013
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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership’s significant accounting policies are set forth in its December 31, 2012 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment

At March 31, 2013, the Partnership has an interest in a joint venture, as described below.  The joint venture property was sold in December 2006 for a purchase price of $5,300,000.  The mortgage on the property was paid off in the amount of $4,117,763.  The Partnership sold its remaining wholly-owned property in 2003.

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

Balance Sheet Information

	(Unaudited)
	March 31,	December 31,
	2013	2012
Assets:
Cash and equivalents	$ 3,539	1,147
Receivable from affiliates	1,821,868	1,789,868
Accrued interest receivable	464,773	464,773

Total assets	$ 2,290,178	2,255,788

Liabilities:
Accounts payable and accrued expenses	-	-
Payable to affiliates	35,000	-

Total liabilities	35,000	-

Partners' equity:
The Partnership	1,127,589	1,127,894
RPILP - II	1,127,589	1,127,894

Total partners' equity	2,255,178	2,255,788

Total liabilities and partners' equity	$ 2,290,178	2,255,788

Operating Information
(Unaudited)
	Three months ended March 31,

	2013	2012
Income:
Interest income	$ -	21,134

Expenses:
Interest	-	17
Administrative	610	141

Total expenses	610	158

Net income	$ (610)	20,976

Allocation of net income:
The Partnership	(305)	10,488
RPILP - II	(305)	10,488

	$ (610)	20,976

PART I - Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Assets consisted primarily of the investment in Research Triangle Industrial Park West, which amounted to $1,127,589 at March 31, 2013. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that due to the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners.  As a result of the Research Triangle Industrial Park West’s sale of the remaining property, the Partnership began reporting on the liquidation basis of accounting effective January 1, 2007.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceeding

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the “Realmark Partnerships”) and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership’s settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2012.

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

*In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - VI A

May 15, 2013	/s/ Joseph M. Jayson
Date	Joseph M. Jayson
Individual General Partner,
Principal Executive Officer and
Principal Financial Officer