Form 10-Q
period 2013-09-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2013-11-19
CIK 822783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ]  No [X]

Part 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

Consolidated Statement of Net Assets in Liquidation
(Liquidation Basis)

	(Unaudited)
	September 30,	December 31,
Assets	2013	2012
Cash	$168	$1,847
Receivables from affiliates	1,459,484	1,405,408
Equity interest in unconsolidated joint venture in excess of investment	1,127,334	1,127,894
Total assets	$2,586,986	$2,535,149
Liabilities
Accounts payable and accrued expenses	359,719	358,120
Payables to affiliates	1,800,034	1,731,056
Total liabilities	$2,159,753	$2,089,176

Net assets in liquidation	$427,232	$445,973

Consolidated Statement of Changes in Net Assets in Liquidation
(Liquidation Basis)
(Unaudited)

	Nine months ended September 30,
	2013	2012

Net assets in liquidation at January 1	$445,973	$450,938
Increase (Decrease) during the period of liquidation	(18,741)	(1,378)
Net assets in liquidation at September 30	$427,232	$449,560

See accompanying notes to the Financial Statements

Notes to Consolidated Financial Statements
Nine months ended September 30, 2013 and 2012
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

Property and Equipment

At September 30, 2013, the Partnership has an interest in a joint venture, as described below. The joint venture property was sold in December 2006 for a purchase price of $5,300,000. The mortgage on the property was paid off in the amount of $4,117,763. The Partnership sold its remaining wholly-owned property in 2003.

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

Balance Sheet Information

	(Unaudited)
	September 30,	December 31,
	2013	2012
Assets:
Cash and equivalents	$1,427	$1,147
Receivable from affiliates	1,958,468	1,789,868
Accrued interest receivable	464,773	464,773
Total assets	$2,424,668	$2,255,788

Liabilities - payables to affiliates	170,000	-

Partners' equity:
The Partnership	1,127,334	1,127,894
RPILP - II	1,127,334	1,127,894
Total liabilities and partners' equity	$2,424,668	$2,255,788

	Operating Information
	(Unaudited)

	Nine months ended September 30,
	2013	2012
Income:
Interest income	$-	$42,291
Expenses:
Interest	-	20
Administrative	1,121	253
Total expenses	1,121	273

Net income loss	$(1,121)	$42,018

Allocation of net income loss:
The Partnership	(561)	21,009
RPILP - II	(560)	21,009
	$(1,121)	$42,018

PART I - Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Assets consisted primarily of the investment in Research Triangle Industrial Park West, which amounted to $1,127,334 at September 30, 2013. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that due to the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners. As a result of the Research Triangle Industrial Park West’s sale of the remaining property, the Partnership began reporting on the liquidation basis of accounting effective January 1, 2007.

Results of Operations

Operations for the nine months ended September 30, 2013 consisted primarily of liquidation costs and professional fees.

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

Internal Control Over Financial Reporting: There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - VI A

November 19, 2013	/s/ Joseph M. Jayson
Date	Joseph M. Jayson
Individual General Partner,
Principal Executive Officer and
Principal Financial Officer