Form 10-K
period 2013-12-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2014-04-15
CIK 822783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

    The Partnership’s primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2013, the Partnership has a 50% joint partner interest in Research Triangle Industrial Park Joint Venture.

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

    The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the Partnership’s properties are located. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenue or assets by geographic region, since, in management’s view, such a presentation would not be significant to an understanding of the Partnership’s business or financial results taken as a whole. As of December 31, 2012, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2013 were employees of the Corporate General Partner or its affiliates.

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

ITEM 4: SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

ITEM 5: MARKET FOR REGISTRANT’S UNITS OF LIMITED PARTNERSHIP INTEREST

    There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2013, there were 1,585 record holders of units of limited partnership interest.

The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its partners. The partnership agreement provides for the distribution to the partners of net cash flow from operations. All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the limited partners until there has been a return of the limited partner’s capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership’s remaining properties to provide this return to the limited partners. There were no distributions made to the partners in 2013 or 2012.

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

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Effective January 1, 2001, the Partnership began formally marketing all of its properties for sale. All properties were sold in 2003. There were no distributions to partners made in 2013. In accordance with the settlement of the lawsuit (Item 3) it is anticipated that with the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners. These distributions will be reduced by the amount of fees payable to the plaintiffs’ legal counsel in connection with the settlement agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership’s joint venture.

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

Results of Operations

    As a result of the sale of its remaining wholly-owned properties, the Partnership’s rental operations ceased in 2003. Operations for the year ended December 31, 2013 primarily consisted of ownership of the joint investment, administrative costs, and professional fees.

2013 as compared to 2012

    As discussed above, the decrease in most components of the consolidated statements of operations was a result of the remaining wholly-owned properties being sold in 2003 and rental operations ceasing at the time of the sales. Administrative expenses primarily represent payments for legal fees and other professional fees amounting to $33,777 and $37,524 in 2013 and 2012, respectively, and administrative fees paid to an affiliate amounting to $7,947 and $13,500 in 2013 and 2012, respectively.

Joint Venture

    The Joint Venture owned the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina, which was sold in December 2006.. Total expenses increased from approximately $700 in 2013 to $1,900 in 2012.

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

Management’s Annual Report on Internal Control over Financial Reporting. Management of the Partnership is responsible for establishing and maintaining adequate internal control over reporting in accordance with Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of the Partnership’s internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Partnership’s internal control over financial reporting was not effective as of December 31, 2013.

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

    The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

    Joseph M. Jayson, age 75, is Chairman, Director and sole stockholder of J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-V, and Realmark Property Investors Limited Partnership-VI A. Mr. Jayson has been in the real estate business for the last 49 years and is a Certified Property Manager as designated by the Institute of Real Estate Management (“I.R.E.M.”). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 49 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 30 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

    Judith P. Jayson, age 73, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 40 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

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

Realmark Property Investors Limited Partnership - VIA
Attention: Investor Relations
2350 North Forest Road
Getzville, New York 14068

ITEM 11: EXECUTIVE COMPENSATION

    No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2013. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in Item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 10,288.6 units of limited partnership interest amounting to approximately 6.5% of the Partnership interest at December 31, 2013. The general partners and the executive officers of the Corporate General Partners, as of December 31, 2013, owned 90 units of limited partnership interest. The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

    Audit Engagement: EFP Rotenberg LLP was engaged as the Parthenrship’s independent Auditors for 2013,  Malin, Bergquist & Co., LLP was engaged as the Partnership’s independent auditors for the year 2012. All fees incurred for the years ended December 31, 2013 and 2012 were approved by the Audit Committee.

    Audit Fees: Audit fees for the audit of the Partnership’s annual financial statement included in the Partnership’s quarterly reports on Form-10-Q by Malin, Bergquist & Co., LLP for the year ended December 31, 2012 amounted to $6,000. Audit fees for the audit of the Partnership’s annual financial statement included in the Partnership’s annual report on Form 10K by EFP Rotenberg LLP for the year ended December 31, 2013 amounted to $11,000.

    Audit-Related Fees: None.

    Tax Fees: The Partnership engaged  EFP Rotenberg LLP to provide tax filing and compliance services during the years ended December 31, 2013 and 2012. The fees for these services amounted to $4,435 for the years ended December 31, 2013 and 2012.

    All Other Fees: None.

    The Audit Committee has set a policy that all fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee. All fees related to 2013 and 2012 were pre-approved by the Audit Committee.

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

    The Audit Committee has the sole authority to retain and terminate the Partnership’s independent auditors and approves all fees paid to the independent auditors. During 2013 and 2012, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership’s accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. In addition, the Audit Committee has discussed with the independent auditors the auditors’ independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors’ independence.

The Audit Committee discussed with the Partnership’s independent auditors the overall scope and plans for their audit. The Audit Committee meets with the independent auditors to discuss the results of their examination, their evaluations of the Partnership’s internal controls, and the overall quality of the Partnership’s financial reporting.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the General Partners (and the General Partners have approved) that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2013.

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

4. Instruments defining the rights of security holders, including indentures

(a)
Amended and Restated Agreement Certificate and Agreement of Limited Partnership filed with the Registration Statement of the Registrant Form S-11, filed September 30, 1987 and subsequently amended, is incorporated herein by reference.

10. Material contracts

(a)	Property Management Agreement with Realmark Corporation included with the Registration Statement, Form S-11, of the Registrant as filed and amended to date, incorporated herein by reference.

14. Code of Ethics filed December 31, 2003, are incorporated herein by reference.

21.* Subsidiary of the Partnership is filed herewith.

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

REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - VI A

By: /s/Joseph M. Jayson	April 15, 2014
JOSEPH M. JAYSON,	Date
Individual General Partner

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: REALMARK PROPERTIES, INC.
Corporate General Partner

/s/Joseph M. Jayson	April 15, 2014
JOSEPH M. JAYSON,	Date
President, Treasurer and Director

/s/Judith P. Jayson	April 15, 2014
JUDITH P. JAYSON,	Date
Vice President and Director

Replace with EFP

REPORT OF INDEPENDENT REGISTERED PUBIC ACCOUNTING FIRM

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Consolidated Statements of Net Assets in Liquidation
(Liquidation Basis)
December 31, 2013 and 2012

Assets	2013	2012
Cash	92	1,847
Receivable from affiliates	1,505,049	1,405,408
Equity interest in unconsolidated joint venture	1,127,211	1,127,894
Total assets	2,632,352	2,535,149

Liabilities
Accounts payable and accrued expenses	359,058	358,120
Payable to affiliates	1,847,234	1,731,056
Total liabilities	2,206,292	2,089,176
Net assets in liquidation	426,060	445,973

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Consolidated Statements of Changes in Net Assets in Liquidation
For the Years ended December 31, 2013 and 2012

Net assets in liquidation at December 31, 2011	$450,938
Decrease during the period of liquidation	(4,965)
Net assets in liquidation at December 31, 2012	445,973
Decrease during the period of liquidation	(19,913)
Net assets in liquidation at December 31, 2013	$426,060

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(1) Liquidation of Partnership

In December of 2006 the Partnership sold its remaining property investment, and adopted a plan of termination under which obligations to non-affiliates will be paid and net proceeds will be distributed to the limited partners.

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

The Partnership uses the allowance method for uncollectible accounts. Charges to this account are made on a case-by-case basis. Increases or decreases to the allowance are charged to bad debt expense. There was no bad debt expense or allowance for doubtful accounts in 2013 and 2012.

(e)	Unconsolidated Joint Venture

The Partnership’s investment in Research Triangle Joint Venture is an unconsolidated joint venture which is accounted for on the equity method. This Joint Venture is not consolidated in the Partnership’s financial statements because the Partnership is not the majority owner.

(f)	Long-Lived Assets

The Partnership reviews its long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For assets held and used, if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount, an impairment loss has occurred. This amount of the impairment loss is equal to the asset’s carrying value over its estimated fair value. No impairment loss has been recognized by the Partnership for the years ended December 31, 2013 and 2012.

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

The partnership agreement also provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership’s properties (note 6), it is anticipated that there will be no future distributions of net cash flow from operations. Sale or refinancing proceeds are distributed to the extent available, 100% to the limited partners until there has been a return of the limited partner’s capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership’s remaining properties to provide this return to the limited partners. There were no distributions to partners made in 2013.

(j)	Income Taxes

In June 2006, the Financial Accounting Standards Board issued ASC 740-10-50 (FASB Interpretation No. 48 “FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribed a comprehensive model for how a company should measure, recognize, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The effective date for ASC 740-10-50 for entities other than public entities was revised to years beginning after December 15, 2008. The Company adopted ASC 740-10-50 as of January 1, 2009 and, thereafter, recognizes the tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. There was no impact to the Company’s financial statements as a result of the implementation of ASC 740-10-50. Interest and/or penalties related to income tax matters, if incurred, are recognized as a component of income tax expense. The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods are 2010-2012.

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

Summary financial information of the Joint Venture follows:
Balance Sheet Information

	December 31,
Assets	2013	2012
Cash and Equivalents	$1,181	$1,147
Receivables from affiliates	1,958,468	1,789,868
Accrued interest receivable from affiliate	464,773	464,773
Total Assets	2,424,422	2,255,788

Liabilities and Partners' Equity

Liabilities
Accounts payable and accrued expenses
Payable to afilliiates	170,000
Total Liabilities	170,000
Partners Equity
The Partnership	1,127,211	1,127,894
RPILP - II	1,127,211	1,127,894
Total Partners Equity	$2,254,422	$2,255,788
Total liabilities and Partners Equity	$2,424,422	$2,255,788

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to Consolidated Financial Statements, Continued

(4) Investment in Unconsolidated Joint Venture, Continued

Operating Information
	Years ended December 31,
	2013	2012
Income - interest	$0	$42,301
Expenses
Property operations
Interest	0	538
Administrative	1,366	3,195
Total Expenses	(1,366)	3,733
Net Income	(1,366)	38,568
Allocation of Net income
The partnership	(683)	19,284
RPILP - II	(683)	19,284
Total	$(1,366)	$38,568

A reconciliation of the Partnership’s investment in Research Triangle Industrial Park Joint Venture is as follows:

	2013	2012
Investment in Joint Venture at beginning of year	$1,127,894	$1,108,610
Allocated net loss	(683)	19,284
Equity interest in excess of investment
at end of year	$1,127,211	$1,127,894

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to Consolidated Financial Statements, Continued

(5)	Related Party Transactions

The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. Reimbursement for cost of services to the Partnership for cost of services to the Partnership that include investor relations, marketing of properties, professional fees, communications, supplies, accounting, printing, postage and other items amounted to $7,947 and $13,500 for the years ended December 31, 2013 and 2012 respectively.

In addition to the above, other properties specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership’s consolidated statements of operations. Certain receivables from and payables to affiliated parties are due on demand and bear interest at 8% in 2013 and 2012.

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

At December 31, 2013 and 2012, the Partnership has receivables from affiliates amounting to $1,505,049 and $1,405,408, respectively. At December 31, 2013 and 2012, the Partnership has payables to affiliates amounting to $1,847,234 and $1,731,056, respectively. Of these amounts payable to affiliates, $900,333 and $731,333 were payable to the Partnership's unconsolidated joint venture as of December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, the Partnership has equity interest in unconsolidated joint venture of $1,127,211 and $1,127,894, respectively.

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