Form 10-K/A
period 2013-12-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2014-12-31
CIK 822783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A Amendment #1

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

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ ] Yes   [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 45 of Regulation S-T (par. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ ] Yes   [X] No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	(Do not check if a smaller reporting company) [ ]	Smaller reporting company	[X]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  [ ] Yes  [ ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

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

EXPLANATORY NOTE

Background of the Restatement

Realmark Property Investors Limited Partnership – [VI-A] (together with its subsidiaries, the “Partnership,” “we”, “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amended Filing”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Original Filing”) to: (1) include the Report of the Independent Registered Public Accounting Firm omitted from the Original Filing; (ii) reflect the restatement of the Partnership’s Consolidated Financial Statements for the fiscal year ended December 31, 2013 for the corrections described below; (iii) add certain risk factors associated with ownership of units of limited partnership interest in the Partnership; (iv) identify change in the officers and directors of the Partnership; (iv) remove certain prior disclosures.  As previously disclosed in our Current Report on Form 8-K filed on May 13, 2014, the Partnership engaged Freed Maxick CPAs, P.C. as the Partnership’s independent registered public accounting firm.

The adjustments to the Consolidated Statement of Net Assets in Liquidation and the Consolidated Statement of Changes in Net Assets in Liquidation for period ended December 31, 2013 included in the Original Filing, are primarily comprised of an increase in the Equity interest in the unconsolidated joint venture and a change in payables to affiliates netting to an approximate change in net assets of $55,000.  The increase in the Equity interest in the unconsolidated joint venture is attributable to the increase in accrued interest receivable from affiliate found in the summary financial information of the Joint Venture.

Implementation of the Restatement

This Amended Filing restates all fiscal 2013 consolidated financial statements for adjustments resulting from an understatement of accrued interest from affiliates in the joint venture and the related equity interest share in the additional accrued interest.  The annual adjustments made as a result of the restatement of our consolidated financial statements are more fully described in Note 3 of the Notes to Consolidated Financial Statements in Part IV, Item 2 of this Amended Filing.

Items Amended

This Form 10-K/A amends the Original 10-K Filing solely to reflect the restatements described above and remove certain items not required for smaller reporting companies. The cover page and the following items, and no others, have been amended as a result of the restatement:

•	Part I, Item 1, Business;
•	Part I, Item 1A, Risk Factors;
•	Part II, Item 6, Selected Financial Data – DELETED;
•	Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•	Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk – DELETED;
•	Part II, Item 8 Financial Statements and Supplementary Data;
•	Part II, Item 9, Changes in and Disagreements with Accountants on Accounting and Financial Disclosure;
•	Part II, Item 9B, Other Information;
•	Part III, Item 10, Directors and Executive Officers of the Registrant;
•	Part III, Item 14, Principal Accounting Fees And Services; and
•	Part IV, Item 15, Exhibits and Financial Statement Schedules.

PART I

ITEM 1: BUSINESS

The Registrant, Realmark Property Investors Limited Partnership-VI A (the “Partnership”), is a Delaware Limited Partnership organized in September 1987 pursuant to an Amended and Restated Certificate and Agreement of Limited Partnership (the “Partnership Agreement”), under the Revised Delaware Uniform Limited Partnership Act. At December 31, 2013, Partnership’s general partners are Realmark Properties, Inc. (the “Corporate General Partner”), a Delaware corporation, and Joseph M. Jayson (the “Individual General Partner”).

Joseph M. Jayson passed away on June 27, 2014.  A successor Individual General Partner was not appointed following Mr. Jayson’s death.

The Registrant commenced the public offering of its limited partnership units, registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, on November 10, 1987, and concluded the offering on November 10, 1988, having raised a total of $15,737,790 before deducting sales commissions and expenses of the offering.

The Partnership’s primary business and its only industry segment was to own and operate income-producing real property for the benefit of its partners. At December 31, 2013, the Partnership has a 50% joint partner interest in Research Triangle Industrial Park Joint Venture.

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

ITEM 1A: RISK FACTORS (continued)

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

You may be allocated more taxable income than the distributions, if any, you receive from us.

So long as the Partnership remains eligible to be taxed as a partnership for U.S. federal income tax purposes, we generally are not subject to U.S. federal income tax. Rather, each holder of our units of limited partnership interest is required to take into account its allocable share of items of our income, gain, loss, deduction and credit for our taxable year ending within or with the taxable year of such holder in computing such holder's U.S. federal income tax liability, and, in some cases, state and local income tax liability, and to pay taxes thereon, regardless of whether the holder has received any distributions from us. Given that we do not currently intend to distribute cash to holders of our units of limited partnership interest, it is possible that the U.S. federal income tax liability, and in some cases, state and local income tax liability, of a holder of our units of limited partnership interest with respect to its allocable share of our earnings in a particular taxable year will exceed the cash distributions, if any, we make to the holder for the year, thus requiring an out-of-pocket tax payment by the holder.

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

ITEM 1A: RISK FACTORS (continued)

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

ITEM 1A: RISK FACTORS (continued)

Risks for Investors

We currently do not anticipate making, and it is likely we will never make, any distributions to holders of our units of limited partnership interest.

    We currently do not anticipate making any distributions to holders of our units of limited partnership interest at any time in the near future. Additionally, it is likely and anticipated that we will never make any distributions to holders of our units of limited partnership interest at any time in the future. Whether we make distributions in the future will be at the discretion of our corporate general partner and will be reduced by the amount of fees payable to plaintiffs’ legal counsel in connection with the settlement of prior legal proceedings and dependent upon our financial condition, results of operations, capital requirements and any other factors that our corporate general partner decides are relevant. As such, investors seeking cash distributions should not purchase our units of limited partnership interest.  As a result, you may not receive any return on an investment in our units of limited partnership interest unless you are able to sell our units of limited partnership interest for a price greater than that which you paid for it. For a description of prior legal proceedings, see Item 3 to this Amended Filing.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Research Triangle Industrial Park Joint Venture owned an 117,000 square foot office/warehouse distribution building in Raleigh, North Carolina. The property’s sole tenant, whose lease expired June 30, 2006, vacated the facility upon expiration of the lease. In December 2006, the property was sold and the first mortgage on the property was paid in full.

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

ITEM 4: SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5: MARKET FOR REGISTRANT’S UNITS OF LIMITED PARTNERSHIP INTEREST

There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2013, there were 1,544 record holders of units of limited partnership interest.

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

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Effective January 1, 2001, the Partnership began formally marketing all of its properties for sale. All properties were sold in 2003. There were no distributions to partners made in 2013 or 2012. In accordance with the settlement of the lawsuit (Item 3) it is anticipated that with the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners. If there are any distributions they will be reduced by the amount of fees payable to the plaintiffs’ legal counsel in connection with the settlement agreement (Item 3) and any outstanding liabilities incurred with regard to the sale of the Partnership’s joint venture.

Limited partners should be aware that it is possible that they will receive an allocation of income from gain on sale of properties on which they will be required to pay income taxes and there is no assurance that cash distributions from the sale of the properties will be sufficient to satisfy these obligations.

Except as described above and in the consolidated financial statements, the general partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.

Results of Operations

As a result of the sale of its remaining wholly-owned properties, the Partnership’s rental operations ceased in 2003. Operations for the year ended December 31, 2013 primarily consisted of ownership of the joint venture investment, administrative costs, and professional fees.

2013 as compared to 2012

As discussed above, the decrease in most components of the consolidated statements of operations was a result of the remaining wholly-owned properties being sold in 2003 and rental operations ceasing at the time of the sales. Administrative expenses primarily represent payments for legal fees and other professional fees amounting to $31,930 and $37,524 in 2013 and 2012, respectively, and administrative fees paid to an affiliate amounting to $16,626 and $13,500 in 2013 and 2012, respectively.

Joint Venture

The Partnership owns 50% of a Joint Venture, which owned the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina, which was sold in December 2006. The investment is accounted for under the equity method and the resulting income increased approximately $48,000 in 2013 from 2012.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Listed under Item 15 of this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The Partnership received written correspondence from its independent registered public accounting firm, Malin, Bergquist & Company, LLP, in November 2013 that it was resigning as the Partnership's Independent Auditor. The stated reason was that the firm had merged, and determined that Realmark did not fit in with its direction of the merged practice.

    During the Partnership’s most recent fiscal year and during any subsequent interim periods preceding the date of resignation, the Partnership had no disagreement with Malin, Bergquist & Company, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

    No accountant's report on the financial statements for the past two (2) years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

    On March 10, 2014, the Partnership provided Malin, Bergquist & Company, LLP with a copy of this disclosure and requested that it furnish a letter to the Partnership, addressed to the SEC, stating that it agreed with the statements made here-in or the reasons why it disagreed. On March 10, 2014 the Partnership received a letter from Malin, Bergquist & Company, LLP that it agreed with the statements contained herein. A copy of the letter from Malin, Bergquist & Company, LLP was attached as Exhibit 16.1 to the Partnership’s Current Report on Form 8-K filed March 12, 2014.

    The Partnership then engaged EFP Rotenberg, LLP, 280 Kenneth Dr. #100, Rochester, NY 14623 (“EFP Rotenberg”) as the Partnership's new independent registered public accounting firm.

    On April 23, 2014, the Partnership received written correspondence from its independent registered public accounting firm, EFP Rotenberg that it was resigning as the Partnership's Independent Auditor. As reported in an 8-K filed on March 10, 2014, EFP Rotenberg was recently retained to perform the 2013 audit for the Partnership. The firm did not complete the 2013 audit and, accordingly, has not issued a report on the Partnership’s financial statements for the year ended December 31, 2013.

    During the Partnership's fiscal years ended December 31, 2013 and December 31, 2012, and through April 23, 2014, there were no disagreements between the Partnership and EFP Rotenberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to EFP Rotenberg's satisfaction, would have caused EFP Rotenberg to make reference to the subject matter of the disagreement(s) in its reports on the Partnership's financial statement for such years. During the Partnership's fiscal years ended December 31, 2013 and December 31, 2012, and through April 23, 2014, there were no "reportable events" as described under Item 304(a)(1)(v) of Regulation S-K.

    The Partnership provided EFP Rotenberg with a copy of the disclosure contained in the Partnership’s Current Report on Form 8-K filed May 13, 2014 and requested that EFP Rotenberg furnish the Partnership with a letter addressed to the Securities and Exchange Commission stating whether EFP Rotenberg agrees with the contents of this disclosure. A copy of that letter, is attached as Exhibit 16.1 to the Partnership’s Current Report on Form 8-K dated May 31, 2014.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE (continued)

    The Partnership has engaged Freed Maxick CPAs, P.C. (“Freed Maxick”), 424 Main Street, Suite 800 Buffalo NY 14202 as the Partnership's new independent registered public accounting firm.  During the Partnership's fiscal years ended December 31, 2013 and December 31, 2012, and through April 23, 2014, the Partnership did not consult with Freed Maxick on any matter that (i) involved the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership's financial statements, in each case where either a written report or oral advice was provided that Freed Maxick concluded was an important factor considered by the Partnership in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) and the related instructions to Item 304 of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A: CONTROLS AND PROCEDURES

    The Partnership maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Partnership’s management, including the Partnership’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the Partnership’s Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were not effective as of such period end. Management will endeavor to enhance the Partnership’s disclosure controls and procedures to cause them to become effective.

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

    Because of the Partnership’s small size and limited financial resources, there is a limited number of persons, including the Principal Executive Officer and Principal Financial Officer, dealing with all general administrative and financial matters. While management utilizes outside resources when necessary, this lack of segregation of duties, as well as lack of expertise with certain complex GAAP SEC reporting matters, constitute material weaknesses in financial reporting. These material weaknesses have also resulted in the correction of errors and amended 10-K discussed elsewhere in the document.  At this time, management has decided that given the risks associated with this lack of segregation of duties and expertise, the potential benefit of adding additional personnel to clearly segregate duties does not justify the expenses associated with such benefit. Management will periodically review this matter and may make modifications, including adding additional personnel, it determines appropriate. In response to these material weaknesses, subsequent to December 31, 2013 management made staffing changes, such as replacing the Controller, and hiring consultants to assist in preparation of the financials. However, these changes have still not completely remediated the material weaknesses identified and reported.

ITEM 9A: CONTROLS AND PROCEDURES (continued)

    Our management, including the Principal Executive Officer and Principal Financial Officer, does not expect that the Partnership’s internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all controls systems, no evaluation of controls, can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the partnership have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

ITEM 9B: OTHER INFORMATION

Departure of Officer and Director

    On October 23, 2014, Judith P. Jayson, President and a member of the Board of Directors (the “Board”) of Realmark Properties, Inc. (the “Corporate General Partner”), the general partner of the Partnership died unexpectedly.  Following the vacancy created by Mrs. Jayson’s death, the size of the Board was reduced to three members consisting of Jordan M. Jayson, Matthew P. Iak and Alan J. Laurita.

Appointment of President

    On November 6, 2014, the Board appointed Matthew P. Iak as President of the Corporate General Partner following the death of Judith P. Jayson, its former President.  There was no prior arrangement or understanding pursuant to which he was appointed as President of the Corporate General Partner.  Mr. Iak is the brother-in-law of Jordan M. Jayson.

    Mr. Iak is an officer and director of the Partnership’s property management affiliate, Realmark Corporation.  For information regarding any related person transactions involving Mr. Iak and the Partnership, see the note to the Partnership’s consolidated financial statements in Item 8 of this Amended Filing entitled “Related Party Transactions.”

Matthew P. Iak

    Mr. Iak, age 37, was appointed President of the Corporate General Partner on November 6, 2014 and has been a member of the Board since August 2014.  He is currently the President of Westmoreland Capital Corporation and an Executive Vice President at U.S. Energy Development Corporation, positions he has held since 2010 and 2013, respectively.  Mr. Iak joined U.S. Energy Development Corporation in 2005, following a successful early career as a Vice President of an international money management firm, and bringing with him brokerage experience of managed business in excess of one billion dollars. He is a graduate of Canisius College.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership’s Corporate General Partner, as of December 31, 2012, are listed below.  See Item 9B of this Annual Report on Form 10-K for information about the Partnership’s current officer and directors.  Each director is subject to election on an annual basis.

	Title of All Positions Held with	Year First Elected
Name	the Corporate General Partner	to Position
Joseph M. Jayson	Chairman of the Board, President and Treasurer	1979
Judith P. Jayson	Vice President and Director	1979

Joseph M. Jayson and Judith P. Jayson are married to each other.

The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

Joseph M. Jayson, age 75, was Chairman, Director and sole stockholder of J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson was Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-V, and Realmark Property Investors Limited Partnership-VI A. Mr. Jayson had been in the real estate business for the last 49 years and was a Certified Property Manager as designated by the Institute of Real Estate Management (“I.R.E.M.”). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Master’s Degree from the University of Buffalo in 1963, and had served on the educational faculty of the Institute of Real Estate Management. Mr. Jayson had for the last 49 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 30 years, Mr. Jayson and an affiliate also engaged in developmental drilling for gas and oil.

Judith P. Jayson, age 73, was Vice President and a Director of Realmark Properties, Inc. She was also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson had been involved in property management for the last 40 years and had extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

Audit Committee Disclosure

At December 31, 2013, a separately-designated standing Audit Committee of the Board of Directors of the Corporate General Partner was comprised of Joseph M. Jayson (the “Audit Committee”).  Following Mr. Jayson’s death on June 27, 2014, the Board of Directors of the Corporate General Partner no longer maintains a separately-designated audit committee.  The Board of Directors of the Corporate General Partner also does not maintain nominating or compensation committees, or other similar committees.  Consequently, the Board of Director of the Corporate General Partner does not have audit, nominating, or compensation committee charters.  Functions customarily performed by such committees are performed by the Board of Directors of the Corporate General Partner as a whole as our operations are limited and we have a small number of officers and directors.  We are not required to maintain such committees under the applicable rules of the OTC Bulletin Board, and the Board of Directors of the Corporate General Partner has no current plans to establish such committees. None of the directors of the Corporate General Partner qualify as an “audit committee financial expert.”

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

Realmark Property Investors Limited Partnership - VIA
Attention: Investor Relations
2350 North Forest Road
Getzville, New York 14068

ITEM 11: EXECUTIVE COMPENSATION

No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the years ended December 31, 2013 or 2012. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in Item 13 hereof and in the notes to the consolidated financial statements.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Engagement: FreedMaxick CPAs, P.C was engaged as the Partnership’s independent auditor for 2013 and Malin, Bergquist & Co., LLP was engaged as the Partnership’s independent auditor for the year 2012 and the first three quarters of 2013. All fees incurred for the years ended December 31, 2013 and 2012 were, to the Partnership’s knowledge, approved by the Audit Committee and were subsequently ratified by the Board of Directors of the Corporate General Partner on behalf of the Partnership in December of 2014.

Audit Fees: Audit fees for the audit of the Partnership’s annual financial statement included in the Partnership’s quarterly reports on Form 10-Q by Malin, Bergquist & Co., LLP for year ended December 31, 2013 amounted to $6,000. Audit fees for audit of the Partnership’s annual financial statements included in the Partnership’s annual report on Form 10-K by Freed Maxick CPAs, P.C for the year ended December 31, 2013 amounted to $18,333.  Audit fees for audit of the Partnership’s annual financial statements included in the Partnership’s annual report on Form 10-K by Malin, Bergquist & Co., LLP for the year ended December 31, 2012 amounted to $11,000.  EFP Rotenberg LLP was also paid $11,000 for the year ended December 31, 2013 and did not issue an audit report.

Audit-Related Fees: None.

Tax Fees: The Partnership engaged EFP Rotenberg, LLP to provide tax filing and compliance services during the years ended December 31, 2013 and 2012. The fees for these services amounted to $4,435 for the years ended December 31, 2013 and 2012.

All Other Fees: None.

For fiscal year 2013, the Audit Committee, to the Partnership’s knowledge, set a policy that all other fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee. No other fees related to 2013 were paid by the Partnership to its independent auditors.

The Board of Directors of the Corporate General Partner oversees the Partnership’s financial reporting process. Management has the primary responsibility for the financial statements and the financial reporting process, including the systems of internal controls. In fulfilling its oversight responsibilities, the Board of Directors of the Corporate General Partner reviewed the audited financial statements with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.

The Board of Directors of the Corporate General Partner has the sole authority to retain and terminate the Partnership’s independent auditors and approves all fees paid to the independent auditors. The Audit Committee, with respect to fiscal year 2012, and the Board of Directors, with respect to 2013, reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership’s accounting principles and such other matters as are required to be discussed with the Audit Committee or the Board of Directors of the Corporate General Partner, as applicable, under generally accepted auditing standards. In addition, the Board of Directors of the Corporate General Partner has discussed with the independent auditors the auditors’ independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors’ independence.

The Board of Directors of the Corporate General Partner discussed with the Partnership’s independent auditors the overall scope and plans for their audit. The Board of Directors of the Corporate General Partner meets with the independent auditors to discuss the results of their examination, their evaluations of the Partnership’s internal controls, and the overall quality of the Partnership’s financial reporting.

In reliance on the reviews and discussions referred to above, the Board of Directors of the Corporate General Partner have approved the inclusion of the Partnership’s audited financial statements in the amendment #1 to the annual report on Form 10-K for the year ended December 31, 2013.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) Consolidated Financial Statements	Page

Report of Independent Registered Public Accounting Firms	F-1-F-2
Consolidated Statements of Net Assets in Liquidation as of December 31, 2013 and 2012	F-3
Consolidated Statements of Changes in Net Assets in Liquidation for the years ended December 31, 2013 and 2012	F-4
Notes to Consolidated Financial Statements	F-5 - F-14

(b) Exhibits

2.	Plan of acquisition, reorganization, arrangement, liquidation, or succession

(a)	Stipulation of Settlement Agreement dated August 29, 2001 is incorporated herein by reference.

(b)	Order and Final Judgment Approving Settlement and Awarding Fees and Expenses dated November 29, 2001 is incorporated herein by reference.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VIA
By: REALMARK PROPERTIES, INC.
its Corporate General Partner

/s/ Matthew P. Iak	December 31, 2014
Matthew P. Iak,	Date
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Matthew P. Iak	December 31, 2014
Matthew P. Iak President and Director,	Date
(Principal Executive Officer and Principal Financial Officer)

/s/ Jordan M. Jayson	December 31, 2014
Jordan M. Jayson,	Date
Director

/s/ Alan J. Laurita	December 31, 2014
Alan J. Laurita,	Date
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Realmark Property Investors Limited Partnership – VIA

We have audited the accompanying consolidated statement of net assets in liquidation of Realmark Property Investors Limited Partnership - VIA (the Partnership) as of December 31, 2013, and the related consolidated statements of changes in net assets in liquidation for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Realmark Property Investors Limited Partnership – VIA as of December 31, 2013, and the changes in net assets in liquidation for the year then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Partnership has restated its previously unaudited 2013 financial statements as a result of an error relating to correction realted to equity in an unconsolidated joint venture and the under accrual of certain expenses, resulting in an understatement of net assets in liquidation.

As discussed in Note 6 to the consolidated financial statements, the Partnership has had numerous significant transactions with businesses controlled by, and with people who are related to, the general partner, officers and directors of the Partnership.

Freed Maxick, CPAs P.C.
Buffalo, New York

December 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBIC ACCOUNTING FIRM

To the Partners of
Realmark Property Investors Limited Partnership – VI-A
Getzville, New York

We have audited the accompanying consolidated statement of net assets in liquidation of Realmark Property Investors Limited Partnership – VI-A (the Company) as of December 31, 2012, and the related consolidated statement of changes in net assets in liquidation for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the net assets in liquidation of Realmark Property Investors Limited Partnership – VI-A as of December 31, 2012, and the changes in net assets in liquidation for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, the entity has had numerous significant transactions with businesses controlled by, and with people who are related to, the general partner, officers and directors of the entity.

Pittsburgh, Pennsylvania
April 1, 2013

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Consolidated Statements of Net Assets in Liquidation
(Liquidation Basis)
December 31, 2013 and 2012

	2013	2012
Assets	(restated)
Cash	$ 92	$ 1,847
Receivable from affiliates	1,505,049	1,405,408
Equity interest in unconsolidated joint venture	1,190,589	1,127,894
Total assets	$ 2,695,730	$ 2,535,149

Liabilities
Accounts payable and accrued expenses	$ 359,058	$ 358,120
Payable to affiliates	1,855,913	1,731,056
Total liabilities	2,214,971	2,089,176
Net assets in liquidation	$ 480,759	$ 445,973

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Consolidated Statements of Changes in Net Assets in Liquidation
For the Years ended December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
	(restated)
Net assets in liquidation at Beginning of period	$445,973	$450,938
Plus: Net Accrued Interest Receivable on Affiliated Balances	20,647	26,776
Less: Portfolio Management Fees	(16,626)	(13,500)
Less: Audit and Filing Fees	(29,905)	(33,071)
Less: Other expenses	(2,025)	(4,453)
Plus: Equity in earnings of unconsolidated joint venture	62,695	19,283

Net assets in liquidation at End of period	$480,759	$445,973

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(1) Liquidation of Partnership

In December of 2006 the Partnership sold its remaining property investment, and adopted a plan of termination under which obligations to non-affiliates will be paid and net proceeds will be distributed to the limited partners.  This termination is expected upon liquidation of the unconsolidated joint venture, which is expected upon the collection of the note receivable from the affiliate.

As a result of the plan of termination and liquidation, the Partnership changed its basis of accounting to the liquidation basis effective January 1, 2007. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values, which is the non-discounted amount of cash, or its equivalent, into which an asset is expected to be converted in the due course of business, including direct costs, and liabilities are stated at their estimated settlement amounts.  There was no specific accrual made for costs expected to be incurred during liquidation as their net impact on results is considered immaterial to the amount of net interest and joint venture income accrued each year.

(2) Formation and Operation of Partnership

Realmark Property Investors Limited Partnership-VI A (the Partnership) is a Delaware limited partnership formed on September 21, 1987, to invest in a diversified portfolio of income-producing real estate investments.

In 1987 and 1988, the Partnership sold, through a public offering, 157,378 units of limited partnership interest, including 30 units held by an affiliate of the general partners, for $15,737,790. At December 31, 2013, the general partners were Realmark Properties, Inc. (the Corporate General Partner) and Joseph M. Jayson (the Individual General Partner) who was the sole stockholder of J.M. Jayson & Company, Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc.  Joseph M. Jayson passed away on June 27, 2014.  A successor Individual General Partner was not appointed following Mr. Jayson’s death.

Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership (note 6).

(3) Restatement of Consolidated Financial Statements

We have restated our Consolidated Statements of Net Assets in Liquidation and our Consolidated Statements of Changes in Net Assets in Liquidation at December 31, 2013 for the increase in the equity interest in unconsolidated joint venture arising from additional interest accrued on affiliated debt within the joint venture.    The cumulative adjustments to correct the consolidated statements of net assets in liquidation for all periods prior to December 31, 2013 were immaterial and are recorded as adjustments to equity interest in unconsolidated joint venture and accrued interest on the joint venture for the year ended December 31, 2013. The cumulative effect of those adjustments increased previously reported equity interest in unconsolidated joint venture for the year ended December 31, 2013 by $63,378.  In addition, on the consolidated statements of net assets in liquidation for December 31, 2013, the liabilities of the partnership have been adjusted by approximately, $9,000 for interest expense accrued on affiliate balances payable.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(3) Restatement of Consolidated Financial Statements, Continued

The impact of the restatement on the previously issued consolidated statements of net assets in liquidation as of December 31, 2013 and 2012 is as follows:

	As reported	Adjustment	Restated	As reported
Consolidated Balance Sheets	Dec. 31, 2013	Dec. 31, 2013	Dec. 31, 2013	Dec. 31, 2012
Assets
Cash and Equivalents	$92	$—	$92	$1,847
Receivable from affiliates	1,505,049	—	1,505,049	1,405,408
Equity interest in unconsolidated joint venture	1,127,211	63,378	1,190,589	1,127,894

Total assets	$2,632,352	$63,378	$2,695,730	$2,535,149
Liabilities:
Accounts payable and accrued expenses	$359,058	$—	$359,058	$358,120
Payable to affiliates	1,847,234	8,679	1,855,913	1,731,056
Total liabilities	2,206,292	8,679	2,214,971	2,089,176

Net assets in liquidation	$426,060	$54,699	$480,759	$445,973

The impact of the restatements on the previously issued consolidated statement of changes in net asset in liquidation is as follows:

	As reported	Adjustment	Restated	As reported
Statement of Changes in Net Assets in Liquidation	Dec. 31, 2013	Dec. 31, 2013	Dec. 31, 2013	Dec. 31, 2012
Statement Of Changes In Net Assets In Liquidation

Net assets in liquidation - Beginning Balance	$445,973	$0	$445,973	$450,938
Increase (decrease) during the period of liquidation	(19,913)	54,699	34,786	(4,965)

Net assets in liquidation - Ending Balance	$426,060	$54,699	$480,759	$445,973

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(3)	Restatement of Consolidated Financial Statements, Continued:

Footnote (5) Investment in Unconsolidated Joint Venture

	As reported	Adjustment	Restated	As reported
Summary financial information of the Joint Venture:	Dec. 31, 2013	Dec. 31, 2013	Dec. 31, 2013	Dec. 31, 2012
Assets
Cash	$1,181	$0	$1,181	$1,147
Receivable from affiliates	1,958,468	0	1,958,468	1,789,868
Accrued interest receivable from affiliate	464,773	126,756	591,529	464,773
Total Assets	$2,424,422	$126,756	$2,551,178	$2,255,788
Liabilities:
Payable to affiliates	$170,000	$0	$170,000	$0
Total liabilities	170,000	0	170,000	0
Partners equity:
The Partnership	1,127,211	63,378	1,190,589	1,127,894
RPILP - II	1,127,211	63,378	1,190,589	1,127,894
Total partners’ equity	2,254,422	126,756	2,381,178	2,255,788
Total liabilities and partners’ equity	$2,424,422	$126,756	$2,551,178	$2,255,788

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to Consolidated Financial Statements, Continued
December 31, 2013 and 2012

(3)	Restatement of Consolidated Financial Statements, Continued:

Investment in Unconsolidated Joint Venture (Details 2) (Joint Venture with RPILP-II)	As reported Dec. 31, 2013	Adjustment Dec. 31, 2013	Restated Dec. 31, 2013	As reported Dec. 31, 2012
Joint Venture with RPILP-II
Income:
Interest income	$0	$126,756	$126,756	$42,301
Expenses Property Operation:
Interest	—	—	—	538
Administrative	1,366	0	1,366	3,195
Total expenses	1,366	0	1,366	3,733
Net income	$(1,366)	$126,756	$125,390	$38,568
Allocation of net income:
The Partnership	(683)	63,378	62,695	19,284
RPILP - II	(683)	63,378	62,695	19,284
Total	$(1,366)	$126,756	$125,390	$38,568

A reconciliation of the Partnership’s investment in Research Triangle Industrial Park Joint Venture is as follows:

Joint Venture with RPILP-II
Investment in Joint Venture at beginning of year	$1,127,894	$0	$1,127,894	$1,108,610
Allocated net income	(683)	63,378	62,695	19,284
Equity interest in excess of investment at end of year	$1,127,211	$63,378	$1,190,589	$1,127,894

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to Consolidated Financial Statements, Continued
December 31, 2013 and 2012

(4)	Summary of Significant Accounting Policies

(a)	Basis of Accounting and Consolidation

As a result of the plan of termination and liquidation, the Partnership changed its basis of accounting from the going concern basis to the liquidation basis effective January 1, 2007. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

The accompanying consolidated financial statements include the accounts of the Partnership and its four dormant subsidiaries that are wholly-owned:

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

(c)	Receivables and Bad Debt

The Partnership uses the allowance method for uncollectible accounts. Charges to this account are made on a case-by-case basis. Increases or decreases to the allowance are charged to bad debt expense. There was no bad debt expense or allowance for doubtful accounts in 2013 and 2012.

(d)	Unconsolidated Joint Venture

The Partnership’s investment in Research Triangle Joint Venture is an unconsolidated joint venture which is accounted for on the equity method. This Joint Venture is not consolidated in the Partnership’s financial statements because the Partnership is not the controlling owner.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to Consolidated Financial Statements, Continued
December 31, 2013 and 2012

(4)	Summary of Significant Accounting Policies, Continued

(e)	Fair Value of Financial Instruments

Due to their short-term nature and interest rates that approximate market rates, the fair value of the Partnership’s financial instruments approximated their carrying values at December 31, 2013 and 2012.

(f)	Income Allocation and Distributable Cash Flow

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

The partnership agreement also provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership’s properties (note 6), it is anticipated that there will be no future distributions of net cash flow from operations. Sale or refinancing proceeds are distributed to the extent available, 100% to the limited partners until there has been a return of the limited partner’s capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. After payment of outstanding obligations, it is anticipated that there will not be sufficient cash flow from the sale of the Partnership’s remaining properties to provide this return to the limited partners. There were no distributions to partners made in 2013 or 2012.

(g)	Income Taxes

As a limited partnership, the Company's taxable income or loss is allocated to members in accordance with their respective percentage ownership. Therefore, no provision or liability for income taxes has been included in the financial statements.

Accounting principles generally accepted in the United States of America require management to evaluate tax positions taken by the Company and recognize a tax liability if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by taxing authorities. Management evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. With few exceptions, the Company is no longer subject to income tax examinations by the U.S. federal, state, or local tax authorities for years before 2010.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to Consolidated Financial Statements, Continued

(5) Investment in Unconsolidated Joint Venture

The Partnership has a 50% interest in a Joint Venture with Realmark Property Investors Limited Partnership - II (RPILP - II), an entity affiliated through common general partners. The Joint Venture owned and operated the Research Triangle Industrial Park West, an office/warehouse facility complex in Durham, North Carolina, which was sold in 2008. Upon sale, the proceeds were loaned to another entity affiliated through common general partners.  The Joint Venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 50% to the Partnership and 50% to RPILP - II.

Summary financial information of the Joint Venture follows:

Balance Sheet Information

	December 31,
Assets	2013	2012
Cash	$1,181	$1,147
Receivables from affiliates	1,958,468	1,789,868
Accrued interest receivable from affiliate	591,529	464,773
Total Assets	$2,551,178	$2,255,788
Liabilities and Partners’ Equity
Liabilities
Accounts payable and accrued expenses
Payable to affiliates	$170,000	$0
Total Liabilities	170,000	-
Partners’ Equity
The Partnership	1,190,589	1,127,894
RPILP - II	1,190,589	1,127,894
Total Partners’ Equity	2,381,178	2,255,788
Total Liabilities and Partners’ Equity	$2,551,178	$2,255,788

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to Consolidated Financial Statements, Continued

(5) Investment in Unconsolidated Joint Venture, Continued

Operating Information
	Years ended December 31,
	2013	2012
Income - interest	$126,756	$42,301
Expenses
Property operations
Interest	0	538
Administrative	1,366	3,195
Total Expenses	1,366	3,733
Net Income	125,390	38,568
Allocation of Net income
The partnership	62,695	19,284
RPILP - II	62,695	19,284
Total	$125,390	$38,568

A reconciliation of the Partnership’s investment in Research Triangle Industrial Park Joint Venture is as follows:
	2013	2012
Investment in Joint Venture at beginning of year	$1,127,894	$1,108,610
Allocated net income	62,695	19,284
Equity interest in excess of investment at end of year	$1,190,589	$1,127,894

Memorandum of Understanding

The Partnership has a 50% interest in the unconsolidated joint venture in Realmark Research, LLC (known as Research Triangle Industrial Park West). Realmark Research, LLC (Research) advanced a portion of its sales proceeds in the amount of $1,066,719 to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Accrued interest on the amount advanced amounted to $591,529. Under the terms of this agreement, the affiliate agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of a remaining property, which is currently being marketed for sale.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to Consolidated Financial Statements, Continued

(6)	Related Party Transactions

The Corporate General Partner and its affiliates earn fees, principally for partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. Reimbursement for cost of services to the Partnership for cost of services to the Partnership that include investor relations, professional fees, communications, supplies, accounting, printing, postage and other items amounted to $16,626 and $13,500 for the years ended December 31, 2013 and 2012 respectively.

At December 31, 2013 and 2012, the Partnership has receivables from affiliates amounting to $1,505,049 and $1,405,408, respectively. At December 31, 2013 and 2012, the Partnership has payables to affiliates amounting to $ 1,855,913 and $1,731,056, respectively. Of these amounts payable to affiliates, $900,333 and $731,333 were payable to the Partnership's unconsolidated joint venture as of December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, the Partnership has equity interest in unconsolidated joint venture of $1,190,589 and $1,127,894, respectively. The Partnership recorded net interest income on amounts due to and from affiliated parties for the years ended December 31, 2013 and 2012 in the amounts of approximately $20,000and $26,000, respectively.

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