Form 10-Q
period 2014-03-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2015-07-08
CIK 822783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ]  No [X]

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Consolidated Financial Statements

Part 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

Consolidated Statements of Net Assets in Liquidation
(Liquidation Basis) (Unaudited)
Assets	March 31, 2014	December 31, 2013

Cash	$142	$92
Receivables from affiliates, net	1,533,434	1,505,049
Equity interest in unconsolidated joint ventures	1,200,160	1,190,589

Total assets	$2,733,736	$2,695,730
Liabilities and Partners' Equity
Liabilities:
Accounts payable and accrued expenses	$364,343	$359,058
Payable to affiliates	1,880,635	1,855,913
Total liabilities	2,244,978	2,214,971
Net assets in liquidation	$488,758	$480,759

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Consolidated Financial Statements

Consolidated Statements of Changes in Net Assets in Liquidation
for the three months ended March 31, 2014 and 2013 (Unaudited)

	2014	2013
		(restated)

Net assets in liquidation at January 1	$ 480,759	$ 445,973
Plus: Net accrued interest receivable on affiliated balances	11,160	8,292
Less: portfolio management fees	(2,698)	(4,000)
Less: audit and filing fees	(8,042)	(7,273)
Less: Other expenses	(1,992)	(2,013)
Plus: Gain from joint venture	9,571	31,384

Net assets in liquidation at end of period	$ 488,758	$ 472,363

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to Consolidated Financial Statements
Three months ended March 31, 2014 and 2013
(Unaudited)

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
Refer to Item 9B: Other Information in the December 31, 2013 Form 10K/A for further background on the changes in Corporate General Partner’s Board and Management.

Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership.

(3)	Restatement of Consolidated Financial Statements

The accompanying consolidated financial statements have been restated for March 31, 2013 from the unaudited version previously made available to reflect additional adjustments and reclassifications. The nature of these adjustments are discussed in detail in the 2013 Form 10 K/A.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to Consolidated Financial Statements
Three months ended March 31, 2014 and 2013
(Unaudited)

The summary impacts of the restatement adjustments on the Company’s previously reported consolidated changes in net assets in liquidation for the three months ended March 31, 2013 (in thousands):

March 31, 2013
Net assets in liquidation at January 1, 2013 as reported	$446
Decrease during the period of liquidation - original	(5)
Additional equity income from joint venture - restatement	31
Net assets in liquidation at March 31, 2013 as restated	$472

(4) Summary of Significant Accounting Policies

(a)	Basis of Accounting and Consolidation

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated statement of net assets in liquidation at December 31, 2013 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included.

The Partnership’s significant accounting policies are set forth in its December 31, 2013 Form 10-K/A. The interim consolidated financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

(b)	Fair Value of Financial Instruments

Due to their short-term nature and interest rates that approximate market rates, the fair value of the Partnership’s financial instruments approximated their carrying values at March 31, 2014 and December 31, 2013.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to Consolidated Financial Statements
Three months ended March 31, 2014 and 2013
(Unaudited)

(c)	Unconsolidated Joint Venture

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

The joint venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 50% to the Partnership and 50% to RPILP - II. Summary financial information of the Venture follows:

Balance Sheet Information
	(Unaudited)
	March 31, 2014	December 31, 2013
Assets
Cash and equivalents	$1,029	$1,181
Receivables from affiliates	1,956,635	1,958,468
Accrued interest receivable from affiliate	612,656	591,529
Total Assets	$2,570,320	$2,551,178
Liabilities and Partners' Equity
Liabilities
Payable to affiliates	$170,000	$170,000
Total Liabilities	170,000	170,000
Partners Equity
The Partnership	1,200,160	1,190,589
RPILP - II	1,200,160	1,190,589
Total Partners Equity	2,400,320	2,381,178
Total liabilities and Partners Equity	$2,570,320	$2,551,178

Operating Information
	Three Months Ended March 31,
	2014	2013
Income – interest	$21,126	$63,378
Expenses
Administrative	1,984	610
Total Expenses	1,984	610
Net Income	$19,142	$62,768
Allocation of net income
The partnership	9,571	31,384
RPILP – II	9,571	31,384
Total	$19,142	$62,768

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to Consolidated Financial Statements
Three months ended March 31, 2014 and 2013
(Unaudited)

(6)	Related Party Transactions

At March 31, 2014 and December 31, 2013, the Partnership has receivables from affiliates amounting to $1,533,434 and $1,505,049, respectively. At March 31, 2014 and December 31, 2013, the Partnership has payables to affiliates amounting to $1,880,635 and $1,855,913, respectively. Of these amounts payable to affiliates, $900,333 were payable to the Partnership's unconsolidated joint venture as of March 31, 2014 and December 31, 2013.  At March 31, 2014, and December 31, 2013, the Partnership has equity interest in unconsolidated joint venture of $1,200,160 and $1,190,589, respectively. The Partnership recorded net interest income on amounts due to and from affiliated parties for the quarters ended March 31, 2014 and 2013 in the amounts of approximately $11,200 and $8,300, respectively.

Certain receivables from and payables to affiliated parties are due on demand and bear interest at 8% in 2014 and 2013.

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
Three months ended March 31, 2014 and 2013
(Unaudited)

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Management Discussion and Analysis
Three months ended March 31, 2014 and 2013
(Unaudited)

PART I - Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Liquidation

Liquidity and Capital Resources

Effective January 1, 2001, the Partnership began formally marketing all of its properties for sale. All properties were sold in 2003. Assets consisted primarily of the investment in Research Triangle Industrial Park West, which amounted to $1,200,160 at March 31, 2014.   There were no distributions to partners made in 2014 or 2013. We currently do not anticipate making any distributions to holders of our units of limited partnership interest at any time in the near future. Additionally, it is likely and anticipated that we will never make any distributions to holders of our units of limited partnership interest at any time in the future.  If there are any distributions they will be reduced by the amount of fees payable to the plaintiffs’ legal counsel in connection with the settlement agreement (Part II, Item 1) and any outstanding liabilities incurred with regard to the sale of the Partnership’s joint venture.

Except as described above and in the consolidated financial statements, the general partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.

Results of Operations

As a result of the sale of its remaining wholly-owned properties, the Partnership’s rental operations ceased in 2003.  Operations for the three months ended March 31, 2014 primarily consisted of ownership of the joint venture investment, administrative costs and professional fees.

2014 as compared to 2013

As discussed above, the decrease in most components of the consolidated statements of changes in net assets in liquidation was a result of the remaining wholly-owned properties being sold in 2003 and rental operations ceasing at the time of the sales. Administrative expenses primarily represent payments for legal fees and other professional fees amounting to $8,000 in 2014 and 2013, and administrative fees paid to an affiliate amounting to approximately $3,000 and approximately $4,000 in 2014 and 2013, respectively.

Joint Venture

The Partnership owns 50% of a Joint Venture, which owned the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina, which was sold in December 2006. The investment is accounted for under the equity method and the resulting income of approximately $10,000 in 2014 was roughly the same as 2013 when the partnership’s share of the restated equity interest in unconsolidated joint ventures is factored out.

PART I - Item 4.  Controls and Procedures

The Partnership maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Partnership’s management, including the Partnership’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this interim report. Based on that evaluation, the Partnership’s Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were not effective as of such period end. Management will endeavor to enhance the Partnership’s disclosure controls and procedures to cause them to become effective.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Management Discussion and Analysis
Three months ended March 31, 2014 and 2013
(Unaudited)

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceeding

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the “Realmark Partnerships”) and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership’s settlement of this litigation is described in its Annual Report on Form 10-K/A for the year ended December 31, 2013.

Item 5. Other Information

(a) Reports on Form 8-K

None.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Three months ended March 31, 2014 and 2013
(Unaudited)

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - VIA

/s/ Matthew P. Iak
Matthew P. Iak
Date: July 8, 2015	Principal Executive Officer and
Principal Financial Officer