Form 10-Q
period 2014-06-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2015-07-08
CIK 822783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

Part 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

Consolidated Statements of Net Assets in Liquidation
(Liquidation Basis) (Unaudited)

Assets	June 30, 2014	December 31, 2013

Cash	$171	$92
Receivables from affiliates, net	1,552,884	1,505,049
Equity interest in unconsolidated joint ventures	1,210,644	1,190,5899

Total assets	$2,763,699	$2,695,730
Liabilities and Partners' Equity
Liabilities:
Accounts payable and accrued expenses	$355,144	$359,058
Payable to affiliates	1,910,159	1,855,913
Total liabilities	2,265,303	2,214,971
Net assets in liquidation	$498,396	$480,759

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Consolidated Financial Statements

Consolidated Statements of Changes in Net Assets in Liquidation
for the six months ended June 30, 2014 and 2013 (Unaudited)

	2014	2013
		(restated)

Net assets in liquidation at January 1	$ 480,759	$ 445,973
Plus: net accrued interest receivable on affiliated balances	21,983	12,297
Less: portfolio management fees	(5,130)	(6,447)
Less: audit and filing fees	(17,381)	(12,715)
Less: other expenses	(1,890)	(2,136)
Plus: gain from joint venture	20,055	41,692

Net assets in liquidation at end of period	$ 498,396	$ 478,664

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to Consolidated Financial Statements
Six months ended June 30, 2014 and 2013
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

(3)	Restatement of Consolidated Financial Statements

The accompanying consolidated financial statements have been restated for June 30, 2013 from the unaudited version previously made available to reflect additional adjustments and reclassifications. The nature of these adjustments are discussed in detail in the 2013 Form 10 K/A.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to Consolidated Financial Statements
Six months ended June 30, 2014 and 2013
 (Unaudited)

The summary impacts of the restatement adjustments on the Company’s previously reported consolidated changes in net assets in liquidation for the six months ended June 30, 2013 (in thousands):

June 30, 2013
Net assets in liquidation at January 1, 2013 as reported	$446
Decrease during the period of liquidation - original	(9)
Additional equity income from joint venture - restatement	42
Net assets in liquidation at June 30, 2013 as restated	$479

(4) Summary of Significant Accounting Policies

(a)	Basis of Accounting and Consolidation

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

Due to their short-term nature and interest rates that approximate market rates, the fair value of the Partnership’s financial instruments approximated their carrying values at June 30, 2014 and December 31, 2013.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to Consolidated Financial Statements
Six months ended June 30, 2014 and 2013
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

The joint venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 50% to the Partnership and 50% to RPILP - II. Summary financial information of the Venture follows:

Balance Sheet Information
	(Unaudited)
	June 30, 2014	December 31, 2013
Assets
Cash and Equivalents	$872	$1,181
Receivables from affiliates	1,956,635	1,958,468
Accrued interest receivable from affiliate	633,781	591,529
Total Assets	$2,591,288	$2,551,178
Liabilities and Partners' Equity
Liabilities
Payable to affiliates	$170,000	$170,000
Total Liabilities	170,000	170,000
Partners Equity
The Partnership	1,210,644	1,190,589
RPILP - II	1,210,644	1,190,589
Total Partners Equity	2,421,288	2,381,178
Total liabilities and Partners Equity	$2,591,288	$2,551,178

Operating Information
	Six Months Ended June 30,
	2014	2013
Income - interest	$42,252	$84,504
Expenses
Property operations
Administrative	2,142	1,120
Total Expenses	2,142	1,120
Net Income	40,110	83,384
Allocation of Net income
The partnership	20,055	41,692
RPILP - II	20,055	41,692
Total	$40,110	$83,384

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to Consolidated Financial Statements
Six months ended June 30, 2014 and 2013
 (Unaudited)

(6)	Related Party Transactions

At June 30, 2014 and December 31, 2013, the Partnership has receivables from affiliates amounting to $1,552,884 and $1,505,049, respectively. At June 30, 2014 and December 31, 2013, the Partnership has payables to affiliates amounting to $1,910,159 and $1,855,913, respectively. Of these amounts payable to affiliates, $900,333 were payable to the Partnership's unconsolidated joint venture as of June 30, 2014 and December 31, 2013.  At June 30, 2014, and December 31, 2013, the Partnership has equity interest in unconsolidated joint venture of $1,210,644 and $1,190,589, respectively. The Partnership recorded net interest income on amounts due to and from affiliated parties for the quarters ended June 30, 2014 and 2013 in the amounts of approximately $22,000 and $12,000, respectively.

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

On August 29, 2001, the parties entered into a Stipulation of Settlement (the “Settlement”). On October 4, 2001, the Court issued an “Order Preliminarily Approving Settlement” (the “Hearing Order”) and on November 29, 2001, the court issued an “Order and Final Judgment Approving Settlement and Awarding Fees and Expenses” and dismissing the complaints with prejudice. The Settlement provided, among other things, that:

●	The payable to the general partners and/or their affiliates by Realmark Property Investors Limited Partnership - VI A at June 30, 2001, in the amount of $481,598, cease to accrue interest.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Management Discussion and Analysis
Six months ended June 30, 2014 and 2013
 (Unaudited)

PART I - Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Changes in Net Assets in Liquidation

Liquidity and Capital Resources

Effective January 1, 2001, the Partnership began formally marketing all of its properties for sale. All properties were sold in 2003. Assets consisted primarily of the investment in Research Triangle Industrial Park West, which amounted to $1,210,855 at June 30, 2014.   There were no distributions to partners made in 2014 or 2013. We currently do not anticipate making any distributions to holders of our units of limited partnership interest at any time in the near future. Additionally, it is likely and anticipated that we will never make any distributions to holders of our units of limited partnership interest at any time in the future.  If there are any distributions they will be reduced by the amount of fees payable to the plaintiffs’ legal counsel in connection with the settlement agreement (Part II, Item 1) and any outstanding liabilities incurred with regard to the sale of the Partnership’s joint venture.

Except as described above and in the consolidated financial statements, the general partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.

Results of Operations

As a result of the sale of its remaining wholly-owned properties, the Partnership’s rental operations ceased in 2003.  Operations for the six months ended June 30, 2014 primarily consisted of ownership of the joint venture investment, administrative costs and professional fees.

2014 as compared to 2013

As discussed above, the decrease in most components of the consolidated statements of changes in net assets in liquidation was a result of the remaining wholly-owned properties being sold in 2003 and rental operations ceasing at the time of the sales. Administrative expenses primarily represent payments for legal fees and other professional fees amounting to approximately $19,000 in 2014 and $15,000 in 2013, and administrative fees paid to an affiliate amounting to approximately $5,000 and $6,000 in 2014 and 2013, respectively.

Joint Venture

The Partnership owns 50% of a Joint Venture, which owned the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina, which was sold in December 2006. The investment is accounted for under the equity method and the resulting income of approximately $20,000 in 2014 and approximately $42,000 in the restatement of 2013.

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
Six months ended June 30, 2014 and 2013
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
Six months ended June 30, 2014 and 2013
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