Form 10-Q
period 2014-09-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2015-07-08
CIK 822783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

Part 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

Consolidated Statements of Net Assets in Liquidation
(Liquidation Basis) (Unaudited)

Assets	September 30, 2014	December 31, 2013

Cash	$221	$92
Receivables from affiliates, net	1,569,398	1,505,049
Equity interest in unconsolidated joint ventures	1,221,170	1,190,589

Total assets	$2,790,789	$2,695,730
Liabilities and Partners' Equity
Liabilities:
Accounts payable and accrued expenses	352,510	359,058
Payable to affiliates	1,941,106	1,855,913
Total liabilities	2,293,616	2,214,971
Net assets in liquidation	$497,173	$480,759

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Consolidated Financial Statements

Consolidated Statements of Changes in Net Assets in Liquidation
for the nine months ended September 30, 2014 and 2013 (Unaudited)

	2014	2013
		(restated)

Net assets in liquidation at January 1	$ 480,759	$ 445,973
Plus: Net accrued interest receivable on affiliated balances	32,830	16,297
Less: portfolio management fees	(7,488)	(7,947)
Less: audit and filing fees	(25,650)	(14,557)
Less: Other expenses	(13,859)	(7,974)
Plus: Gain from joint venture	30,581	52,189

Net assets in liquidation at end of period	$ 497,173	$ 483,981

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to Consolidated Financial Statements
Nine months ended September 30, 2014 and 2013

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

(3)	Restatement of Consolidated Financial Statements

The accompanying consolidated financial statements have been restated for September 30, 2013 from the unaudited version previously made available to reflect additional adjustments and reclassifications. The nature of these adjustments are discussed in detail in the 2013 Form 10 K/A.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to Consolidated Financial Statements
Nine months ended September 30, 2014 and 2013

The summary impacts of the restatement adjustments on the Company’s previously reported consolidated change in net assets in liquidation for the nine months ended September 30, 2013 (in thousands):

September 30, 2013
Net assets in liquidation at January 1, 2013 as reported	$ 446
Decrease during the period of liquidation - original	(19)
Additional equity income from joint venture - restatement	57
Net assets in liquidation at September 30, 2013 as restated	$ 484

(4) Summary of Significant Accounting Policies

(a)	Basis of Accounting and Consolidation

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

Due to their short-term nature and interest rates that approximate market rates, the fair value of the Partnership’s financial instruments approximated their carrying values at September 30, 2014 and December 31, 2013.

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
Nine months ended September 30, 2014 and 2013

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

The joint venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 50% to the Partnership and 50% to RPILP - II. Summary financial information of the Venture follows:

Balance Sheet Information

	(Unaudited)
	September 30, 2014	December 31, 2013
Assets
Cash and Equivalents	$797	$1,181
Receivables from affiliates	1,956,213	1,958,468
Accrued interest receivable from affiliate	655,330	591,529
Total Assets	$2,612,340	$2,551,178
Liabilities and Partners' Equity
Liabilities
Payable to affiliates	170,000	170,000
Total Liabilities	$170,000	$170,000
Partners Equity
The Partnership	1,221,170	1,190,589
RPILP - II	1,221,170	1,190,589
Total Partners Equity	2,442,340	2,381,178
Total liabilities and Partners Equity	$2,612,340	$2,551,178

Operating Information
	Nine Months Ended September 30,
	2014	2013
Income - interest	$63,378	$105,630
Expenses
Property operations
Administrative	2,216	1,252
Total Expenses	2,216	1,252
Net Income	61,162	104,378
Allocation of Net income
The partnership	30,581	52,189
RPILP - II	30,581	52,189
Total	$61,162	$104,378

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to Consolidated Financial Statements
Nine months ended September 30, 2014 and 2013

(6)	Related Party Transactions

At September 30, 2014 and December 31, 2013, the Partnership has receivables from affiliates amounting to $1,569,398 and $1,505,049, respectively. At September 30, 2014 and December 31, 2013, the Partnership has payables to affiliates amounting to $1,941,106 and $1,855,913, respectively. Of these amounts payable to affiliates, $900,333 were payable to the Partnership's unconsolidated joint venture as of September 30, 2014 and December 31, 2013.  At September 30, 2014, and December 31, 2013, the Partnership has equity interest in unconsolidated joint venture of $1,221,170 and $1,190,589, respectively. The Partnership recorded net interest income on amounts due to and from affiliated parties for the quarters ended September 30, 2014 and 2013 in the amounts of approximately $33,000 and $16,000, respectively.

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

On August 29, 2001, the parties entered into a Stipulation of Settlement (the “Settlement”). On October 4, 2001, the Court issued an “Order Preliminarily Approving Settlement” (the “Hearing Order”) and on November 29, 2001, the court issued an “Order and Final Judgment Approving Settlement and Awarding Fees and Expenses” and dismissing the complaints with prejudice. The Settlement provided, among other things, that:

●	The payable to the general partners and/or their affiliates by Realmark Property Investors Limited Partnership - VI A at September 30, 2001, in the amount of $481,598, cease to accrue interest.

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

The settlement also provided for the payment by the Partnerships of fees to the plaintiffs’ attorneys. These payments, which are not calculable at this time but may be significant, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiffs’ counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units’ trading prices on the secondary market as reported by Partnership Spectrum for the period May through September 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Management Discussion and Analysis
Nine months ended September 30, 2014 and 2013

PART I - Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Liquidation

Liquidity and Capital Resources

Effective January 1, 2001, the Partnership began formally marketing all of its properties for sale. All properties were sold in 2003. Assets consisted primarily of the investment in Research Triangle Industrial Park West, which amounted to $1,221,390 at September 30, 2014.   There were no distributions to partners made in 2014 or 2013. We currently do not anticipate making any distributions to holders of our units of limited partnership interest at any time in the near future. Additionally, it is likely and anticipated that we will never make any distributions to holders of our units of limited partnership interest at any time in the future.  If there are any distributions they will be reduced by the amount of fees payable to the plaintiffs’ legal counsel in connection with the settlement agreement (Part II, Item 1) and any outstanding liabilities incurred with regard to the sale of the Partnership’s joint venture.

Except as described above and in the consolidated financial statements, the general partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.

Results of Operations

As a result of the sale of its remaining wholly-owned properties, the Partnership’s rental operations ceased in 2003.  Operations for the nine months ended September 30, 2014 primarily consisted of ownership of the joint venture investment, administrative costs and professional fees.

2014 as compared to 2013

As discussed above, the decrease in most components of the consolidated statements of changes in Net Assets in Liquidation was a result of the remaining wholly-owned properties being sold in 2003 and rental operations ceasing at the time of the sales. Administrative expenses primarily represent payments for legal fees and other professional fees amounting to approximately $39,000 in 2014 and $23,000 in 2013, and administrative fees paid to an affiliate amounting to approximately $7,000 in 2014 and approximately $8,000 in 2013.

Joint Venture

The Partnership owns 50% of a Joint Venture, which owned the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina, which was sold in December 2006. The investment is accounted for under the equity method and the resulting income of approximately $31,000 in 2014 was roughly the same as 2013 when the partnership’s share of the restated equity interest in unconsolidated joint ventures is factored out.

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
Management Discussion and Analysis
Nine months ended September 30, 2014 and 2013

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
Nine months ended September 30, 2014 and 2013

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