Form 10-K
period 2014-12-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2016-02-19
CIK 822783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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
(Address of Principal Executive Office)

Registrant's Telephone Number, including area code: (716) 636-9090

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

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ ] Yes   [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 45 of Regulation S-T (par. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ ] Yes   [X] No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

PART I

ITEM 1: BUSINESS

The Registrant, Realmark Property Investors Limited Partnership-VI A (the "Partnership"), is a Delaware Limited Partnership organized in September 1987 pursuant to an Amended and Restated Certificate and Agreement of Limited Partnership (the "Partnership Agreement"), under the Revised Delaware Uniform Limited Partnership Act. At December 31, 2013, Partnership's general partner is Realmark Properties, Inc. (the "Corporate General Partner"), a Delaware corporation.

Joseph M. Jayson served as individual general partner of the Partnership (the "Individual General Partner") along with the Corporate General Partner until he passed away on June 27, 2014. A successor Individual General Partner was not appointed following Mr. Jayson's death.

The Registrant commenced the public offering of its limited partnership units, registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, on November 10, 1987, and concluded the offering on November 10, 1988, having raised a total of $15,737,790 before deducting sales commissions and expenses of the offering.

The Partnership's primary business and its only industry segment was to own and operate income-producing real property for the benefit of its partners. At December 31, 2014, the Partnership has a 50% joint partner interest in Research Triangle Industrial Park Joint Venture.

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

As of December 31, 2014 and 2013, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership were employees of the Corporate General Partner or its affiliates.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

ITEM 1A: RISK FACTORS (continued)

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

Commercial and office tenants may go bankrupt or be unable to make lease payments in a commercial property of an affiliate and adversely affect the potential sale price of that property upon which repayment of a loan made to that affiliate is dependent.

Our operating revenues from the commercial property owned by an affiliate (to which our joint venture loaned money) depends on entering into leases with and collecting rents from tenants. Economic conditions may adversely affect tenants and potential tenants in our market and, accordingly, could affect their ability to pay rents and possibly to occupy their space. Tenants may experience bankruptcies and various bankruptcy laws may reject those leases or terminate them. If leases expire or end, replacement tenants may not be available upon acceptable terms and conditions. In addition, if the market rental rates are lower than the previous contractual rates, the market value and potential sale price of that property could suffer a negative impact. If a significant number of these commercial or office tenants fail to pay their rent due to bankruptcy, weakened financial condition or otherwise, it would negatively affect the market value and potential sale price of that property as well as the re-payment of a loan made by our joint venture to that affiliate, the collection of our receivable and our financial performance.

Real estate properties are illiquid and may be difficult to sell, particularly in a poor market environment

Real estate investments are relatively illiquid, which tends to limit our ability to react promptly to changes in economic or other market conditions. Our ability to collect upon disposed assets in the future will depend on prevailing economic and market conditions.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

ITEM 1A: RISK FACTORS (continued)

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

You may be allocated more taxable income than the distributions, if any, you receive from us

So long as the Partnership remains eligible to be taxed as a partnership for U.S. federal income tax purposes, we generally are not subject to U.S. federal income tax. Rather, each holder of our units of limited partnership interest is required to take into account its allocable share of items of our income, gain, loss, deduction and credit for our taxable year ending within or with the taxable year of such holder in computing such holder's U.S. federal income tax liability, and, in some cases, state and local income tax liability, and to pay taxes thereon, regardless of whether the holder has received any distributions from us. Given that we do not currently intend to distribute cash to holders of our units of limited partnership interest (other than cash available for distribution obtained from outstanding receivables following payments due under the settlement of prior legal proceedings and other liabilities in the course of winding up the Partnership), it is possible that the U.S. federal income tax liability, and in some cases, state and local income tax liability, of a holder of our units of limited partnership interest with respect to its allocable share of our earnings in a particular taxable year will exceed the cash distributions, if any, we make to the holder for the year, thus requiring an out-of-pocket tax payment by the holder. For a description of prior legal proceedings, see Item 3 to this Annual Report on Form 10-K.

Environmental and Other Legal Risks

We may have liability under environmental laws

Under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or responsibility, simply

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

ITEM 1A: RISK FACTORS (continued)

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

ITEM 1A: RISK FACTORS (continued)

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

Risks for Investors

We may never make any distributions to holders of our units of limited partnership interest.

    We do not anticipate making any distributions to holders of our units of limited partnership interest at any time in the near future other than cash available for distribution obtained from outstanding receivables following payments due under the settlement of prior legal proceedings and other liabilities in the course of winding up the Partnership. Whether we make distributions in the future will be at the discretion of our corporate general partner and will be reduced by the amount of fees payable to plaintiffs' legal counsel in connection with the settlement of prior legal proceedings and dependent upon our financial condition, results of operations, capital requirements and any other factors that our corporate general partner decides are relevant. As such, investors seeking cash distributions should not purchase our units of limited partnership interest.  As a result, you may not receive any return on an investment in our units of limited partnership interest unless you are able to sell our units of limited partnership interest for a price greater than that which you paid for it. For a description of prior legal proceedings, see Item 3 to this Annual Report Form 10-K.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

None.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

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

The settlement also provided for the payment by the Partnerships of fees to the plaintiffs' attorneys. These payments, which have been estimated and accrued for on our financial statements, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiffs' counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units' trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above.

PART II

ITEM 5: MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST

There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2014, there were 1,544 record holders of units of limited partnership interest.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

ITEM 5: MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST (cont'd)

The Partnership is a limited partnership and, accordingly, does not pay dividends but rather may return cash in the form of distributions to its partners.   It does, however, make distributions of cash to its partners. The partnership agreement provides for the distribution to the partners of net cash flow from operations. All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will be sufficient cash flow following re-payment of a loan made by our joint venture upon sale of a property by an affiliate and our collection of a corresponding receivable to provide some or all of this return to the limited partners in calendar year 2016. There were no distributions made to the partners in 2014 or 2013.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Effective January 1, 2001, the Partnership began formally marketing all of its properties for sale. All properties were sold in 2003. There were no distributions to partners made in 2014 or 2013. In accordance with the settlement of the lawsuit (Item 3) it is anticipated that with the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners.  If there are any distributions they will be reduced by the amount of fees payable to the plaintiffs' legal counsel in connection with the settlement agreement (Item 3) and any outstanding liabilities (including those liabilities) incurred with regard to the sale of the Partnership's joint venture.

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

Results of Operations

As a result of the sale of its remaining wholly-owned properties, the Partnership's rental operations ceased in 2003. Operations for the year ended December 31, 2014 primarily consisted of ownership of the joint venture investment, administrative costs, and professional fees.

2014 as compared to 2013

Administrative expenses primarily represent payments for legal fees and other professional fees amounting to $84,023 and $31,930 in 2014 and 2013, respectively, and administrative fees paid to an affiliate amounting to $10,882 and $16,626 in 2014 and 2013, respectively.  The fees in 2014 are greater than 2013 primarily due to changes in personnel, additional filings and professional services to prepare them as well as the addition of an accrual for expenses related to a previous litigation settlement (see Item 3).

Joint Venture

The Partnership owns 50% of a Joint Venture, which owned the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina, which was sold in December 2006. The investment is accounted for under the equity method and the resulting income decreased approximately $22,000 in 2014 from 2013.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Listed under Item 15 of this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

    Disclosure Controls and Procedures.  The Partnership maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Partnership's management, including the Partnership's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the Partnership's Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures were not effective as of such period end. Management will endeavor to enhance the Partnership's disclosure controls and procedures to cause them to become effective.

    Management's Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the Partnership's internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

ITEM 9A: CONTROLS AND PROCEDURES (cont'd)

Commission. Based on that evaluation, management concluded that the Partnership's internal control over financial reporting was not effective as of December 31, 2014.

    Because of the Partnership's small size and limited financial resources, there is a limited number of persons, including the Principal Executive Officer and Principal Financial Officer, dealing with all general administrative and financial matters. While management utilizes outside resources when necessary, this lack of segregation of duties, as well as lack of expertise with certain complex GAAP and Securities and Exchange Commission ("SEC") reporting matters, constitute material weaknesses in financial reporting. These material weaknesses have also resulted in the correction of errors and amended 10-K discussed elsewhere in the document. At this time, management has decided that given the risks associated with this lack of segregation of duties and expertise, the potential benefit of adding additional personnel to clearly segregate duties does not justify the expenses associated with such benefit. Management will periodically review this matter and may make modifications, including adding additional personnel, it determines appropriate. In response to these material weaknesses management made staffing changes, such as replacing the Controller, and hiring consultants to assist in preparation of the financials. However, these changes have still not completely remediated the material weaknesses identified and reported.

     Our management, including the Principal Executive Officer and Principal Financial Officer, does not expect that the Partnership's internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all controls systems, no evaluation of controls, can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the partnership have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

    This annual report does not include an attestation report of the Partnership's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's registered public accounting firm pursuant to rules of the SEC that do not apply to the Partnership as a smaller reporting company.

    Changes in Internal Control over Financial Reporting. Subsequent to the date of their most recent evaluation, there have been no changes in the Partnership's internal control over

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

ITEM 9A: CONTROLS AND PROCEDURES (cont'd)

financial reporting that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.
PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership, as an entity, does not have any directors or officers. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2014, are listed below.   Each director is subject to election on an annual basis.

	Title of All Positions Held with	Year First Elected
Name	the Corporate General Partner	to Position
Matthew P. Iak	President and Director	2014
Jordan M. Jayson	Director	2014
Alan J. Laurita	Director	2014

Matthew P. Iak
Mr. Iak, age 38, was appointed President of the Corporate General Partner on November 6, 2014 and has been a member of the Board since August 2014.  He is currently the President of Westmoreland Capital Corporation and an Executive Vice President at U.S. Energy Development Corporation, positions he has held since 2010 and 2013, respectively.  Mr. Iak joined U.S. Energy Development Corporation in 2005, following a successful early career as a Vice President of an international money management firm, and bringing with him brokerage experience of managed business in excess of one billion dollars. He is a graduate of Canisius College.
Jordan M. Jayson
Mr. Jayson, age 39, is the Chief Executive Officer of U.S. Energy Development Corporation, a position he has held since February of 2014 and has been a member of the Board since August 2014. Prior to that date, he held a number of other management positions since he joined U.S. Energy Development Corporation in 2009. Following his graduation from Johns Hopkins University with a B.A., Mr. Jayson worked in the financial industry in New York and London and has an extensive background in portfolio management and trading.
Alan J. Laurita
Mr. Laurita, age 68, a partner at the law firm of Hodgson Russ LLP since 2011, has more than 40 years of experience as an attorney and former business executive in the oil and gas industry.  He has been a member of the Board since August 2014.  Mr. Laurita's practice includes assisting oil

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (cont'd)

and gas companies in the full range of their legal needs, representing larger landowners in connection with leasing property for oil and gas development, handling the sale and purchase of real property and representing lending institutions and borrowers in secured loan transactions. Mr. Laurita received both his B.S. in Business Administration and J.D. from the State University of New York at Buffalo.
There was no prior arrangement or understanding with any of these directors pursuant to which such director was selected as a director. Mr. Iak and Mr. Jayson are brothers-in-law. Messrs. Iak, Jayson and Laurita all serve as directors of Realmark Property Investors Limited Partnership – II and Realmark Property Investors Limited Partnership – V.
Audit, Nominating and Compensation Committee Disclosures
Following Mr. Jayson's death on June 27, 2014, the Board of Directors of the Corporate General Partner no longer maintained a separately-designated audit committee. The Board of Directors of the Corporate General Partner also does not maintain nominating or compensation committees, or other similar committees. Consequently, the Board of Director of the Corporate General Partner does not have audit, nominating, or compensation committee charters. Functions customarily performed by such committees are performed by the Board of Directors of the Corporate General Partner as a whole as our operations are limited and we have a small number of officers and directors. We are not required to maintain such committees under the applicable rules of the OTC Bulletin Board, and the Board of Directors of the Corporate General Partner has no current plans to establish such committees. None of the directors of the Corporate General Partner qualify as an "audit committee financial expert."
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

Realmark Property Investors Limited Partnership - VIA
Attention: Investor Relations
2350 North Forest Road
Getzville, New York 14068

ITEM 11: EXECUTIVE COMPENSATION

No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the years ended December 31, 2014 or 2013. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in Item 13 hereof and in the notes to the consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 10,288.6 units of limited partnership interest amounting to approximately 6.5% of the Partnership interest at December 31, 2014. The general partners and the executive officers of the Corporate General Partners, as of December 31, 2014, owned 90 units of limited partnership interest. The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Engagement: FreedMaxick CPAs, P.C was engaged as the Partnership's independent auditor for 2014 and 2013 and Malin, Bergquist & Co., LLP was engaged as the Partnership's independent auditor for the first three quarters of 2013. All fees incurred for the years ended December 31, 2014 and 2013 were, to the Partnership's knowledge, approved by the Board of Directors of the Corporate General Partner on behalf of the Partnership in December of 2014.

Audit Fees: Audit fees for the audit of the Partnership's annual financial statement included in the Partnership's quarterly reports on Form 10-Q by Malin, Bergquist & Co., LLP for the year ended December 31, 2013 amounted to $6,000. Audit fees for audit of the Partnership's annual financial statements included in the Partnership's annual report on Form 10-K by Freed Maxick CPAs, P.C. for the years ended December 31, 2014 and 2013 amounted to $38,500 and $18,333, respectively.  EFP Rotenberg LLP was also paid $11,000 for the year ended December 31, 2013 and did not issue an audit report.

Audit-Related Fees: None.

Tax Fees: The Partnership engaged EFP Rotenberg, LLP to provide tax filing and compliance services during the years ended December 31, 2014 and 2013. The fees for these services amounted to $4,240 and $5,335 for the years ended December 31, 2014 and 2013, respectively.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES (cont'd)

All Other Fees: None.

For fiscal year 2014, the Board of Directors of the Corporate General Partner on behalf of the Partnership, to the Partnership's knowledge, set a policy that all other fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Board of Directors of the Corporate General Partner. No other fees related to the years ended December 31, 2014 or 2013 were paid by the Partnership to its independent auditors.

The Board of Directors of the Corporate General Partner oversees the Partnership's financial reporting process. Management has the primary responsibility for the financial statements and the financial reporting process, including the systems of internal controls. In fulfilling its oversight responsibilities, the Board of Directors of the Corporate General Partner reviewed the audited financial statements with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.

The Board of Directors of the Corporate General Partner has the sole authority to retain and terminate the Partnership's independent auditors and approves all fees paid to the independent auditors. The Board of Directors, with respect to 2014 and 2013, reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Board of Directors of the Corporate General Partner, under generally accepted auditing standards. In addition, the Board of Directors of the Corporate General Partner has discussed with the independent auditors the auditors' independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors' independence.

The Board of Directors of the Corporate General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. The Board of Directors of the Corporate General Partner meets with the independent auditors to discuss the results of their examination, their evaluations of the Partnership's internal controls, and the overall quality of the Partnership's financial reporting.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

 PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) Consolidated Financial Statements	Page

Report of Independent Registered Public Accounting Firms	F-1
Consolidated Statements of Net Assets in Liquidation as of December 31, 2014 and 2013	F-2
Consolidated Statements of Changes in Net Assets in Liquidation for the periods ended December 31, 2014 and 2013	F-3
Notes to Consolidated Financial Statements	F-4 - F-9

(b) Exhibits

2.	Plan of acquisition, reorganization, arrangement, liquidation, or succession

(a)
Stipulation of Settlement Agreement dated August 29, 2001 filed as Exhibit 2a to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the SEC on April 15, 2002 is incorporated herein by reference. (File No. 000-17466)

(b)
Order and Final Judgment Approving Settlement and Awarding Fees and Expenses dated November 29, 2001 filed as Exhibit 2b to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with SEC on April 15, 2002 are incorporated herein by reference. (File No. 000-17466)

4. Instruments defining the rights of security holders, including indentures

(a)
Amended and Restated Agreement Certificate and Agreement of Limited Partnership filed with the Registration Statement of the Registrant on Form S-11, filed September 30, 1987 and subsequently amended, is incorporated herein by reference.

10.	Material contracts

(a)
Property Management Agreement with Realmark Corporation filed with the Registration Statement of the Registrant on Form S-11, filed with SEC on September 30, 1982 and amended to date is incorporated herein by reference.

14.   Code of Ethics filed December 31, 2003, are incorporated herein by reference.
21.* Subsidiary of the Partnership is filed herewith.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES (cont'd)

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VIA
By: REALMARK PROPERTIES, INC.
its Corporate General Partner

/s/ Matthew P. Iak	February 19, 2016
Matthew P. Iak,	Date
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Matthew P. Iak	February 19, 2016
Matthew P. Iak	Date
President and Director, (Principal Executive Officer and Principal Financial Officer)

/s/ Jordan M. Jayson	February 19, 2016
Jordan M. Jayson,	Date
Director

/s/ Alan J. Laurita	February 19, 2016
Alan J. Laurita,	Date
Director

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Realmark Property Investors Limited Partnership – VIA

We have audited the accompanying consolidated statements of net assets in liquidation of Realmark Property Investors Limited Partnership - VIA (the Partnership) as of December 31, 2014 and 2013, and the related consolidated statements of changes in net assets in liquidation for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Realmark Property Investors Limited Partnership – VIA as of December 31, 2014 and December 31, 2013, and the changes in net assets in liquidation for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 5 to the consolidated financial statements, the Partnership has had numerous significant transactions with businesses controlled by, and with people who are related to, the general partner, officers and directors of the Partnership.

Freed Maxick, CPAs P.C.
Buffalo, New York

February 19, 2016

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Consolidated Financial Statements

Consolidated Statements of Net Assets in Liquidation
(Liquidation Basis)
December 31, 2014 and 2013

	2014	2013
Assets
Cash	$271	$92
Receivable from affiliates	1,577,531	1,505,049
Equity interest in unconsolidated joint venture	1,231,695	1,190,589
Total assets	$2,809,497	$2,695,730

Liabilities
Accounts payable and accrued expenses	$374,006	$359,058
Payable to affiliates	1,965,116	1,855,913
Total liabilities	2,339,122	2,214,971
Net assets in liquidation	$470,375	$480,759

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Consolidated Financial Statements

Consolidated Statements of Changes in Net Assets in Liquidation
For the periods ended December 31, 2014 and 2013

	December 31, 2014	December 31, 2013

Net assets in liquidation at Beginning of period	$480,759	$445,973
Plus: Net Accrued Interest Receivable on Affiliated Balances	43,414	20,647
Less: Portfolio Management Fees	(10,882)	(16,626)
Less: Audit and Filing Fees	(44,790)	(29,905)
Less: Other expenses	(39,232)	(2,025)
Plus: Equity in earnings of unconsolidated joint venture	41,106	62,695

Net assets in liquidation at End of period	$470,375	$480,759

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Note to Consolidated Financial Statements
December 31, 2014 and 2013

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

In 1987 and 1988, the Partnership sold, through a public offering, 157,378 units of limited partnership interest, including 30 units held by an affiliate of the general partners, for $15,737,790. At December 31, 2013, the general partners were Realmark Properties, Inc. (the Corporate General Partner) and Joseph M. Jayson (the Individual General Partner) who was the sole stockholder of J.M. Jayson & Company, Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc.  Joseph M. Jayson passed away on June 27, 2014.  A successor Individual General Partner was not appointed following Mr. Jayson's death.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Note to Consolidated Financial Statements
December 31, 2014 and 2013

(3)	Summary of Significant Accounting Policies (cont'd)

(a)	Basis of Accounting and Consolidation (cont'd)

The accompanying consolidated financial statements include the accounts of the Partnership and its four dormant subsidiaries that are wholly-owned:

(1)	Realmark - Columbia, LLC
(2)	Realmark - Beaver, LLC
(3)	Realmark - Countrybrook, LLC
(4)	Realmark - Stonegate, LLC

In consolidation, all intercompany accounts and transactions have been eliminated.

(b)	Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(c)	Receivables and Bad Debt

The Partnership uses the allowance method for uncollectible accounts. Charges to this account are made on a case-by-case basis. Increases or decreases to the allowance are charged to bad debt expense. There was no bad debt expense or allowance for doubtful accounts in 2014 and 2013.

(d)	Unconsolidated Joint Venture

The Partnership's investment in Research Triangle Joint Venture is an unconsolidated joint venture which is accounted for on the equity method. This Joint Venture is not consolidated in the Partnership's financial statements because the Partnership is not the controlling owner.

(e)	Fair Value of Financial Instruments

Due to their short-term nature and interest rates that approximate market rates, the fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2014 and 2013.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Note to Consolidated Financial Statements
December 31, 2014 and 2013

(f)	Income Allocation and Distributable Cash Flow (cont'd)

The partnership agreement also provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (note 6), it is anticipated that there will be no future distributions of net cash flow from operations. Sale or refinancing proceeds are distributed to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will be sufficient cash flow following re-payment of a loan made by our joint venture upon sale of a property by an affiliate and our collection of a corresponding receivable to provide some or all of this return to the limited partners in calendar year 2016. There were no distributions to partners made in 2014 or 2013.

(g)	Income Taxes

As a limited partnership, the Company's taxable income or loss is allocated to members in accordance with their respective percentage ownership. Therefore, no provision or liability for income taxes has been included in the financial statements.

Accounting principles generally accepted in the United States of America require management to evaluate tax positions taken by the Company and recognize a tax liability if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by taxing authorities. Management evaluated the Company's tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. With few exceptions, the Company is no longer subject to income tax examinations by the U.S. federal, state, or local tax authorities for years before 2011.

(4) Investment in Unconsolidated Joint Venture

The Partnership has a 50% interest in a Joint Venture in Realmark Research, LLC. (also known as Research Triangle Industrial Park Joint Venture) with Realmark Property Investors Limited Partnership - II (RPILP - II), an entity affiliated through common general partners. The Joint Venture owned and operated the Research Triangle Industrial Park West, an office/warehouse facility complex in Durham, North Carolina, which was sold in 2008. Upon sale, the proceeds were loaned to another entity affiliated through common general partners.  The Joint Venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 50% to the Partnership and 50% to RPILP - II.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Note to Consolidated Financial Statements
December 31, 2014 and 2013

(4) Investment in Unconsolidated Joint Venture (cont'd)

Summary financial information of the Joint Venture follows:

Balance Sheet Information

	December 31,
Assets	2014	2013
Cash	$722	$1,181
Receivables from affiliates	1,956,635	1,958,468
Accrued interest receivable from affiliate	676,033	591,529
Total Assets	$2,633,390	$2,551,178
Liabilities and Partners' Equity
Liabilities
Accounts payable and accrued expenses
Payable to affiliates	$170,000	$170,000
Total Liabilities	170,000	170,000
Partners' Equity
The Partnership	1,231,695	1,190,589
RPILP - II	1,231,695	1,190,589
Total Partners' Equity	2,463,390	2,381,178
Total Liabilities and Partners' Equity	$2,633,390	$2,551,178

Operating Information
	Years ended December 31,
	2014	2013
Income - interest	$84,504	$126,756
Expenses
Administrative	2,292	1,366
Net Income	82,212	125,390
Allocation of Net income
The partnership	41,106	62,695
RPILP - II	41,106	62,695
Total	$82,212	$125,390

A reconciliation of the Partnership's investment in Research Triangle Industrial Park Joint Venture is as follows:

	2014	2013
Investment in Joint Venture at beginning of year	$1,190,589	$1,127,894
Allocated net income	41,106	62,695
Investment in Joint Venture at end of year	$1,231,695	$1,190,589

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Note to Consolidated Financial Statements
December 31, 2014 and 2013

(4) Investment in Unconsolidated Joint Venture (cont'd)

Memorandum of Understanding

The Partnership has a 50% interest in the unconsolidated joint venture in Realmark Research, LLC (known as Research Triangle Industrial Park West). Realmark Research, LLC (Research) advanced a portion of its sales proceeds in the amount of $1,066,719 to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Accrued interest on the amount advanced as of December 31, 2014 and 2013 amounted to $676,034 and 591,529; respectively.  Under the terms of this agreement, the affiliate agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of a remaining property, which is currently being marketed for sale.

(5)	Related Party Transactions

The Corporate General Partner and its affiliates earn fees, principally for partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. Reimbursement for cost of services to the Partnership include investor relations, professional fees, communications, supplies, accounting, printing, postage and other items amounted to $10,882 and $16,626 for the years ended December 31, 2014 and 2013 respectively.

At December 31, 2014 and 2013, the Partnership has receivables from affiliates amounting to $1,577,531 and $1,505,049, respectively. At December 31, 2014 and 2013, the Partnership has payables to affiliates amounting to $1,965,116 and $1,855,913, respectively. Of these amounts payable to affiliates, $900,333 was payable to the Partnership's unconsolidated joint venture as of December 31, 2014 and 2013. At December 31, 2014 and 2013, the Partnership has equity interest in the unconsolidated joint venture of $1,231,695 and $1,190,589, respectively. The Partnership recorded net interest income on amounts due to and from affiliated parties for the years ended December 31, 2014 and 2013 in the amounts of approximately $43,000 and $20,000, respectively.

Certain receivables from and payables to affiliated parties are due on demand and bear interest at 8% in 2014 and 2013.

Distributions

U.S. Apartments, LLC, is an affiliated company in which the estate of the Individual General Partner of Realmark Property Investors Limited Partnership - VI A is the sole member. U.S. Apartments, LLC owns 9,811.1 units of limited partnership interest.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Note to Consolidated Financial Statements
December 31, 2014 and 2013

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

The settlement also provided for the payment by the Partnerships of fees to the plaintiffs' attorneys. These payments, which have been estimated and accrued for on our financial statements, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiffs' counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units' trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above.