Form 10-K
period 2015-12-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-A
filed 2017-02-17
CIK 822783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

RECENT DEVELOPMENTS

As noted in the Current Report on Form 8-K filed on December 20, 2016, in connection with the winding up of the Partnership, on or around December 16, 2016,the Partnership expects to begin making liquidating distribution to the holders of the limited partnership units in the Partnership in the aggregate amount of $467,941 or $2.973 per limited partnership unit. The Partnership expects to cancel the Partnership during 2017. The Partnership did not file its Quarterly Reports on Form 10-Q filings for the year ended December 31, 2015. As a result, the information that would have been included in those filings is included in this Form 10-K filing. See pages F-10 to F-22 for our 2015 quarterly interim financial statements.

PART I

ITEM 1: BUSINESS

The Registrant, Realmark Property Investors Limited Partnership-VI-A (the “Partnership”), is a Delaware Limited Partnership organized in September 1987 pursuant to an Amended and Restated Certificate and Agreement of Limited Partnership (the “Partnership Agreement”), under the Revised Delaware Uniform Limited Partnership Act. The Partnership’s general partner is Realmark Properties, Inc. (the “Corporate General Partner”), a Delaware corporation.

Joseph M. Jayson served as individual general partner of the Partnership (the “Individual General Partner”) along with the Corporate General Partner until he passed away on June 27, 2014. A successor Individual General Partner was not appointed following Mr. Jayson’s death, which, pursuant to the terms of the Partnership Agreement, triggered the beginning of the dissolution of the Partnership.

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

The Partnership has a 50% interest in the unconsolidated joint venture in Realmark Research, LLC (known as Research Triangle Industrial Park Joint Venture). Realmark Research, LLC (“Research”) advanced a portion of its sales proceeds in the amount of $1,066,719 to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Under the terms of that agreement, the affiliate agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of a remaining property. As of December 31, 2015, Research is owed $1,827,257, including accrued interest, under this agreement. As of the September 22, 2016, the affiliate has executed an agreement to sell the property for $3,900,000, before deduction of closing costs.

As of December 31, 2015 and 2014, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership were employees of the Corporate General Partner or its affiliates.

As part of the dissolution process, the Partnership is in the process of liquidating its remaining assets, settling its obligations, and winding up its affairs and expects to cancel the Partnership during 2017.

This Annual Report on Form 10-K contains certain forward-looking statements concerning the Partnership’s current expectations as to future results. Words such as “believes”, “forecasts”, “intends”, “possible”, “expects”, “estimates”, “anticipates” or “plans” and similar expressions are intended to identify forward-looking statements. Such statements may not ultimately turn out to be accurate due to, among other things, economic or market conditions.

ITEM 1A: RISK FACTORS

Investors or potential investors in Realmark Property Investors Limited Partnership - VIA should carefully consider the risks described below which pertain to us, as well as the property that secures the receivable owed to our joint venture, representing a significant asset of ours. These risks are not the only ones we face. Additional risks of which we are presently unaware or that we currently consider immaterial may also impair our business operations and hinder our financial performance, including our ability to make distributions to our investors.

We have organized our summary of these risks into five subsections:

●	real estate related risks;
●	financing risks;
●	tax risks;
●	environmental and other legal risks; and
●	risks for investors.

This section includes forward-looking statements.

Real Estate Related Risks

We face substantial competition

The property securing the receivable to our joint venture is located in a developed area where we face substantial competition from other properties and from other real estate companies that own or may develop or renovate competing properties. The number of competitive properties and real estate companies could have a material adverse effect on our ability to rent our property and the rents we charge. In addition, the activities of these competitors and these factors could:

●	decrease the rental rates that we would be able to charge in the absence of such direct competition; and
●	reduce the occupancy rates that we would otherwise be able to achieve.

The factors could materially and adversely affect the value of our net assets in liquidation and our ability to pay amounts due on our debt and distributions to our investors.

Changes in market or economic conditions may affect our business negatively

General economic conditions and other factors beyond our control may adversely affect real property income and capital appreciation. We are unable to determine the precise effect that

ITEM 1A: RISK FACTORS (continued)

the performance of the worldwide or United States economies will have on us or on the value of the property that secures the loan receivable of our joint venture.

Terrorism could impair our business

Terrorist attacks and other acts of violence or war could have a material adverse effect on our business and operating results. Attacks that directly affect commercial property that secures the receivable of our joint venture could significantly affect our affiliate’s ability to operate that property and impair their ability to repay amounts owed to our joint venture. Their insurance coverage may not cover any losses caused by a terrorist attack. In addition, the adverse effects that such violent acts and threats of future attacks could have on the United States economy could similarly have a material adverse effect on the business and results of operations of our affiliate.

Commercial and office tenants may go bankrupt or be unable to make lease payments in a commercial property of an affiliate and adversely affect the potential sale price of that property upon which repayment of a loan made to that affiliate is dependent.

The operating revenues from the commercial property owned by an affiliate (to which our joint venture loaned money) depends on entering into leases with and collecting rents from tenants. Economic conditions may adversely affect tenants and potential tenants in that market and, accordingly, could affect their ability to pay rents and possibly to occupy their space. Tenants may experience bankruptcies and various bankruptcy laws may reject those leases or terminate them. If leases expire or end, replacement tenants may not be available upon acceptable terms and conditions. In addition, if the market rental rates are lower than the previous contractual rates, the market value and potential sale price of that property could suffer a negative impact. If a significant number of these commercial or office tenants fail to pay their rent due to bankruptcy, weakened financial condition or otherwise, it would negatively affect the market value and potential sale price of that property as well as the re-payment of a loan made by our joint venture to that affiliate, the collection of our receivable and our financial performance.

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

Losses from natural catastrophes may exceed our insurance coverage

The affiliate of our joint venture carries comprehensive liability, fire, flood, extended coverage and rental loss insurance on the property, which we believe is customary in amount and type for real property assets. Some losses, however, generally of a catastrophic nature, such as losses from floods, may be subject to limitations. The affiliate may not be able to maintain their insurance at a reasonable cost or in sufficient amounts to protect us against potential losses. Further, the insurance costs could increase in future periods. If the affiliate suffers a substantial

ITEM 1A: RISK FACTORS (continued)

loss, the insurance coverage may not be sufficient to pay the full current market value or current replacement value of the lost investment, impacting the ability of the affiliate to repay the loan to our joint venture.

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

ITEM 1A: RISK FACTORS (continued)

Environmental and Other Legal Risks

We may have liability under environmental laws

Under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or responsibility, simply because of our past ownership or operation of the real estate. Therefore, we may have liability with respect to properties we have already sold. If environmental problems arise, we may have to take extensive measures to remedy the problems, which could adversely affect our cash flow and our ability to pay distributions to our investors because:

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

    We do not anticipate making any distributions to holders of our units of limited partnership interest at any time in the near future other than cash available for distribution obtained from outstanding receivables following payments due under the settlement of prior legal proceedings and other liabilities in the course of winding up the Partnership. Whether we make distributions in the future will be at the discretion of our corporate general partner and will be reduced by the amount of fees payable to plaintiffs’ legal counsel in connection with the settlement of prior legal proceedings and dependent upon our financial condition, results of operations, capital requirements and any other factors that our corporate general partner decides are relevant. As noted in the Current Report on Form 8-K filed on December 20, 2016, in connection with the winding up of the Partnership, on or around December 16, 2016,the Partnership expects to begin making liquidating distribution to the holders of the limited partnership units in the Partnership in the aggregate amount of $467,941 or $2.973 per limited partnership unit. As such, investors seeking cash distributions should not purchase our units of limited partnership interest.  As a result, you may not receive any return on an investment in our units of limited partnership interest unless you are able to sell our units of limited partnership interest for a price greater than that which you paid for it. For a description of prior legal proceedings, see Item 3 to this Annual Report Form 10-K.

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

   The settlement also provided for the payment by the Partnerships of fees to the plaintiffs’ attorneys. These payments, which have been estimated and accrued for on our financial statements, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiffs’ counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units’ trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above. There are no additional fees to be paid under this arrangement.

PART II

ITEM 5: MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST

There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2015, there were 1,544 record holders of units of limited partnership interest.

   The Partnership is a limited partnership and, accordingly, does not pay dividends but rather may return cash in the form of distributions to its partners. It does, however, make distributions of cash to its partners. The partnership agreement provides for the distribution to the partners of net cash flow from operations. All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the limited partners until there has been a return of the limited partner’s capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. The property of an affiliate that secures the re-payment of a loan made by our joint venture has been sold as of September 2016. It is anticipated that there will be sufficient cash flow following re-payment of the loan made by our joint venture and our collection of a corresponding receivable to provide some or all of this return to the limited partners in calendar year 2016. As noted in the Current Report on Form 8-K filed on December 20, 2016, in connection with the winding up of the Partnership, on or around December 16, 2016,the Partnership expects to begin making liquidating distribution to the holders of the limited partnership units in the Partnership in the aggregate amount of $467,941 or $2.973 per limited partnership unit. There were no distributions made to the partners in 2015 or 2014.

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Effective January 1, 2001, the Partnership began formally marketing all of its properties for sale. All properties were sold in 2003. There were no distributions to partners made in 2015 or 2014. In accordance with the settlement of the lawsuit (Item 3) it is anticipated that with the sale of the remaining joint venture, the Partnership may be in a position to make distributions to the limited partners. If there are any distributions they will be reduced by the amount of fees payable to the plaintiffs’ legal counsel in connection with the settlement agreement (Item 3) and any outstanding liabilities (including those liabilities) incurred with regard to the sale of the Partnership’s joint venture.

Limited partners should be aware that it is possible that they will receive an allocation of income from gain on sale of properties on which they will be required to pay income taxes and there is no assurance that cash distributions from the sale of the properties will be sufficient to satisfy these obligations.

As noted in the Current Report on Form 8-K filed on December 20, 2016, in connection with the winding up of the Partnership, on or around December 16, 2016,the Partnership expects to begin making liquidating distribution to the holders of the limited partnership units in the Partnership in the aggregate amount of $467,941 or $2.973 per limited partnership unit.

Except as described above and in the consolidated financial statements, the general partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.

Results of Operations

As a result of the sale of its remaining wholly-owned properties, the Partnership’s rental operations ceased in 2003. Operations for the year ended December 31, 2015 primarily consisted of ownership of the joint venture investment, administrative costs, and professional fees.

2015 as compared to 2014

Administrative expenses primarily represent payments for legal fees and other professional fees amounting to $49,054 and $84,022 in 2015 and 2014, respectively, and administrative fees paid to an affiliate amounting to $7,936 and $10,882 in 2015 and 2014, respectively. The fees in 2015 are less than 2014 primarily due reductions in personnel and fourth quarter professional fees.

Joint Venture

The Partnership owns 50% of a Joint Venture, which owned the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina,

which was sold in December 2006. The investment is accounted for under the equity method. The resulting income is approximately $41,000 in 2015 and 2014.

Three months ended March 31, 2015 as compared to 2014

Operations for the quarter ended March 31, 2015 primarily consisted of ownership of the joint venture investment, administrative costs, and professional fees.

Administrative expenses primarily represent payments for legal fees and other professional fees amounting to $15,783 and $10,034 in 2015 and 2014, respectively, and administrative fees paid to an affiliate amounting to $1,988 and $2,698 in 2015 and 2014, respectively. The fees in 2015 are greater than 2014 primarily due to professional fees.

Joint Venture

The Partnership owns 50% of a Joint Venture, which owned the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina, which was sold in December 2006. The investment is accounted for under the equity method. The resulting income is approximately $11,000 in 2015 and $10,000 in 2014.

Six months ended June 30, 2015 as compared to 2014

Operations for the six months ended June 30, 2015 primarily consisted of ownership of the joint venture investment, administrative costs, and professional fees.

Administrative expenses primarily represent payments for legal fees and other professional fees amounting to $32,432 and $19,271 in 2015 and 2014, respectively, and administrative fees paid to an affiliate amounting to $3,950 and $5,130 in 2015 and 2014, respectively. The fees in 2015 are greater than 2014 primarily due to professional fees.

Joint Venture

The Partnership owns 50% of a Joint Venture, which owned the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina, which was sold in December 2006. The investment is accounted for under the equity method. The resulting income is approximately $21,000 in 2015 and $20,000 in 2014.

Nine months ended September 30, 2015 as compared to 2014

Operations for the nine months ended September 30, 2015 primarily consisted of ownership of the joint venture investment, administrative costs, and professional fees.

   Administrative expenses primarily represent payments for legal fees and other professional fees amounting to $48,893 and $39,509 in 2015 and 2014, respectively, and administrative fees paid to an affiliate amounting to $6,618 and $7,488 in 2015 and 2014, respectively. The fees in 2015 are greater than 2014 primarily due to professional fees.

Joint Venture

The Partnership owns 50% of a Joint Venture, which owned the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina, which was sold in December 2006. The investment is accounted for under the equity method. The resulting income is approximately $31,000 in 2015 and 2014.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Listed under Item 15 of this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

    Disclosure Controls and Procedures.  The Partnership maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Partnership's management, including the Partnership's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Partnership's Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures were not effective as of such period end. Management will endeavor to enhance the Partnership's disclosure controls and procedures to cause them to become effective.

    Management's Annual Report on Internal Control over Financial Reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our

ITEM 9A: CONTROLS AND PROCEDURES (cont'd)

financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the Partnership’s internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Partnership’s internal control over financial reporting was not effective as of December 31, 2015.

      Because of the Partnership’s small size and limited financial resources, there is a limited number of persons, including the Principal Executive Officer and Principal Financial Officer, dealing with all general administrative and financial matters. While management utilizes outside resources when necessary, this lack of segregation of duties, as well as lack of expertise with certain complex GAAP and Securities and Exchange Commission (“SEC”) reporting matters, constitute material weaknesses in financial reporting. These material weaknesses have also resulted in the correction of errors and amended 10-K discussed elsewhere in the document.  At this time, management has decided that given the risks associated with this lack of segregation of duties and expertise, the potential benefit of adding additional personnel to clearly segregate duties does not justify the expenses associated with such benefit. Management will periodically review this matter and may make modifications, including adding additional personnel, it determines appropriate. In response to these material weaknesses management made staffing changes, such as replacing the Controller, and hiring consultants to assist in preparation of the financials. However, these changes have still not completely remediated the material weaknesses identified and reported.

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

   This Annual Report on Form 10-K does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the SEC as the Partnership qualifies as a smaller reporting company under the SEC’s rules and regulations.

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

ITEM 9B: OTHER INFORMATION

None.
PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership, as an entity, does not have any directors or officers. The directors and executive officers of Realmark Properties, Inc., the Partnership’s Corporate General Partner, as of December 31, 2015, are listed below. Each director is subject to election on an annual basis.

	Title of All Positions Held with	Year First Elected
Name	the Corporate General Partner	to Position
Matthew P. Iak	President and Director	2014
Jordan M. Jayson	Director	2014
Alan J. Laurita	Director	2014

Matthew P. Iak
Mr. Iak, age 39, was appointed President of the Corporate General Partneron November 6, 2014 and has been a member of the Board since August 2014. He is currently the President of Westmoreland Capital Corporation and an Executive Vice President at U.S. Energy Development Corporation, positions he has held since 2010 and 2013, respectively. Mr. Iak joined U.S. Energy Development Corporation in 2005, following a successful early career as a Vice President of an international money management firm, and bringing with him brokerage experience of managed business in excess of one billion dollars. He is a graduate of Canisius College.
Jordan M. Jayson
Mr. Jayson, age 40, is the Chief Executive Officer of U.S. Energy Development Corporation, a position he has held since February of 2014 and has been a member of the Board since August 2014. Prior to that date, he held a number of other management positions since he joined U.S. Energy Development Corporation in 2009. Following his graduation from Johns Hopkins

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (cont'd)

University with a B.A., Mr. Jayson worked in the financial industry in New York and London and has an extensive background in portfolio management and trading.

Alan J. Laurita
Mr. Laurita, age 69, a partner at the law firm of Hodgson Russ LLP since 2011, has more than 40 years of experience as an attorney and former business executive in the oil and gas industry. He has been a member of the Board since August 2014. Mr. Laurita’s practice includes assisting oil and gas companies in the full range of their legal needs, representing larger landowners in connection with leasing property for oil and gas development, handling the sale and purchase of real property and representing lending institutions and borrowers in secured loan transactions. Mr. Laurita received both his B.S. in Business Administration and J.D. from the State University of New York at Buffalo.

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

Realmark Property Investors Limited Partnership - VIA
Attention: Investor Relations
2350 North Forest Road
Getzville, New York 14068

ITEM 11: EXECUTIVE COMPENSATION

No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the years ended December 31, 2015 or 2014. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in Item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 10,288.6 units of limited partnership interest amounting to approximately 6.5% of the Partnership interest at December 31, 2015. The general partners and the executive officers of the Corporate General Partner, as of December 31, 2015, owned 90 units of limited partnership interest. The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Engagement: FreedMaxick CPAs, P.C. was engaged as the Partnership’s independent auditor for 2015 and 2014. All fees incurred for the years ended December 31, 2015 and 2014 were, to the Partnership’s knowledge, approved by the Board of Directors of the Corporate General Partner on behalf of the Partnership in December of 2014.

Audit Fees: Audit fees for audit of the Partnership’s annual financial statements included in the Partnership’s annual report on Form 10-K by Freed Maxick CPAs, P.C. for the years ended December 31, 2015 and 2014 amounted to $22,000 and $38,500, respectively.

Audit-Related Fees: None.

Tax Fees: None.

All Other Fees: None.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES (cont'd)

For fiscal year 2014, the Board of Directors of the Corporate General Partner on behalf of the Partnership, to the Partnership’s knowledge, set a policy that all other fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Board of Directors of the Corporate General Partner. No other fees related to the years ended December 31, 2015 or 2014 were paid by the Partnership to its independent auditors.

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

The Board of Directors of the Corporate General Partner has the sole authority to retain and terminate the Partnership’s independent auditors and approves all fees paid to the independent auditors. The Board of Directors, with respect to 2015 and 2014, reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership’s accounting principles and such other matters as are required to be discussed with the Board of Directors of the Corporate General Partner, under generally accepted auditing standards. In addition, the Board of Directors of the Corporate General Partner has discussed with the independent auditors the auditors’ independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors’ independence.

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

In reliance on the reviews and discussions referred to above, the Board of Directors of the Corporate General Partner have approved the inclusion of the Partnership’s audited financial statements to the annual report on Form 10-K for the year ended December 31, 2015.

 PART IV

(b) Exhibits

2.	Plan of acquisition, reorganization, arrangement, liquidation, or succession

(a)
Stipulation of Settlement Agreement dated August 29, 2001 filed as Exhibit 2a to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the SEC on April 15, 2002 is incorporated herein by reference. (File No. 000-17466)

(b)
Order and Final Judgment Approving Settlement and Awarding Fees and Expenses dated November 29, 2001 filed as Exhibit 2b to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001 as filed with SEC on April 15, 2002 are incorporated herein by reference. (File No. 000-17466)

4. Instruments defining the rights of security holders, including indentures

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
21.* List of Subsidiary of the Partnership is filed herewith.
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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VIA
By: REALMARK PROPERTIES, INC.
its Corporate General Partner

/s/ Matthew P. Iak	February 17, 2017
Matthew P. Iak,	Date
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Matthew P. Iak	February 17, 2017
Matthew P. Iak President and Director,	Date
(Principal Executive Officer and
Principal Financial Officer)

s/ Jordan M. Jayson	February 17, 2017
Jordan M. Jayson,	Date
Director

/s/ Alan J. Laurita	February 17, 2017
Alan J. Laurita,	Date
Director

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Realmark Property Investors Limited Partnership – VIA

We have audited the accompanying consolidated statements of net assets in liquidation of Realmark Property Investors Limited Partnership - VIA (the Partnership) as of December 31, 2015 and 2014, and the related consolidated statements of changes in net assets in liquidation for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated  financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Realmark Property Investors Limited Partnership – VIA as of December 31, 2015, and 2014, and the changes in net assets in liquidation for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, subsequent to December 31, 2016, the joint venture assets were liquidated and proceeds were distributed to the Partnership resulting in expected distributions to the partners and expected cancellation of the Partnership in 2017.  Our opinion is not modified in respect to this matter.

As discussed in Note 5 to the consolidated financial statements, the Partnership has had numerous significant transactions with businesses controlled by, and with people who are related to, the general partner, officers and directors of the Partnership.

/s/ Freed Maxick, CPAs, P.C.

Buffalo, New York
February 17, 2017

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Consolidated Financial Statements

Consolidated Statements of Net Assets in Liquidation
(Liquidation Basis)
December 31, 2015 and 2014

	2015	2014
Assets
Cash	$271	$271
Receivable from affiliates	1,656,617	1,577,531
Equity interest in unconsolidated joint venture	1,273,357	1,231,695
Total assets	$2,930,245	$2,809,497

Liabilities
Accounts payable and accrued expenses	370,004	374,006
Payable to affiliates	2,064,946	1,965,116
Total liabilities	2,434,950	2,339,122
Net assets in liquidation	$495,295	$470,375

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Consolidated Financial Statements

Consolidated Statements of Changes in Net Assets in Liquidation
For the periods ended December 31, 2015 and 2014

	December 31, 2015	December 31, 2014

Net assets in liquidation at Beginning of period	$470,375	$480,759
Plus: Net Accrued Interest Receivable on Affiliated Balances	40,248	43,414
Less: Portfolio Management Fees	(7,936)	(10,882)
Less: Audit and Filing Fees	(38,355)	(44,790)
Less: Other expenses	(10,699)	(39,232)
Plus: Equity in earnings of unconsolidated joint venture	41,662	41,106

Net assets in liquidation at End of period	$495,295	$470,375

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

The Partnership uses the allowance method for uncollectible accounts. Charges to this account are made on a case-by-case basis. Increases or decreases to the allowance are charged to bad debt expense. There was no bad debt expense or allowance for doubtful accounts in 2015 and 2014.

(d)	Unconsolidated Joint Venture

The Partnership’s investment in Research Triangle Joint Venture is an unconsolidated joint venture which is accounted for on the equity method. This Joint Venture is not consolidated in the Partnership’s financial statements because the Partnership is not the controlling owner.

(e)	Fair Value of Financial Instruments

Due to their short-term nature and interest rates that approximate market rates, the fair value of the Partnership’s financial instruments approximated their carrying values at December 31, 2015 and 2014.

(f)	Income Allocation and Distributable Cash Flow

The Partnership Agreement provides that income not arising from sale and refinancing activities and all partnership losses are to be allocated 97% to the limited partners and 3% to the general partners. Partnership income arising from sale or refinancing activities is allocated in the same proportion as distributions of distributable cash from sale proceeds. In the event there is no distributable cash from sale proceeds, taxable income will be allocated 87% to the limited partners and 13% to the general partners. The above is subject to tax laws that were applicable at the time of the formation of the Partnership and may be adjusted due to subsequent changes in the Internal Revenue Code.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Note to Consolidated Financial Statements

(f)	Income Allocation and Distributable Cash Flow (cont'd)

The partnership agreement also provides for the distribution to the partners of net cash flow from operations. It is not anticipated that there will be any future distributions of net cash flow from operations. Sale or refinancing proceeds are distributed to the extent available, 100% to the limited partners until there has been a return of the limited partner’s capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. The property of an affiliate that secures the re-payment of a loan made by our joint venture has been sold as of September 2016. It is anticipated that there will be sufficient cash flow following re-payment of the loan made by our joint venture and our collection of a corresponding receivable to provide some or all of this return to the limited partners in calendar year 2016. As noted in the Current Report on Form 8-K filed on December 20, 2016, in connection with the winding up of the Partnership, on or around December 16, 2016,the Partnership expects to begin making liquidating distribution to the holders of the limited partnership units in the Partnership in the aggregate amount of $467,941 or $2.973 per limited partnership unit. There were no distributions to partners made in 2015 or 2014.

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

(4) Investment in Unconsolidated Joint Venture

The Partnership has a 50% interest in a Joint Venture in Realmark Research, LLC. (also known as Research Triangle Industrial Park Joint Venture) with Realmark Property Investors Limited Partnership - II (RPILP - II), an entity affiliated through common general partners. The Joint Venture owned and operated the Research Triangle Industrial Park West, an office/warehouse facility complex in Durham, North Carolina, which was sold in 2008. Upon sale, the proceeds were loaned to another entity affiliated through common general partners. The Joint Venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 50% to the Partnership and 50% to RPILP - II. During 2016, the assets in the Joint Venture were liquidated and proceeds of approximately $1,300,000 were received by the Partnership.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Note to Consolidated Financial Statements

(4) Investment in Unconsolidated Joint Venture (cont'd)

Summary financial information of the Joint Venture follows:

Balance Sheet Information

	December 31,
Assets	2015	2014
Cash	$388	$722
Receivables from affiliates	1,956,635	1,956,635
Accrued interest receivable from affiliate	760,538	676,033
Total Assets	$2,717,561	$2,633,390
Liabilities and Partners' Equity
Liabilities
Accounts payable and accrued expenses
Payable to affiliates	$170,847	$170,000
Total Liabilities	170,847	170,000
Partners' Equity
The Partnership	1,273,357	1,231,695
RPILP - II	1,273,357	1,231,695
Total Partners' Equity	2,546,714	2,463,390
Total Liabilities and Partners' Equity	$2,717,561	$2,633,390

Operating Information
	Years ended December 31,
	2015	2014
Income - interest	$84,504	$84,504
Expenses
Administrative	1,180	2,292
Net Income	83,324	82,212
Allocation of Net income
The partnership	41,662	41,106
RPILP - II	41,662	41,106
Total	$83,324	$82,212

A reconciliation of the Partnership's investment in Research Triangle Industrial Park Joint Venture is as follows:

	2015	2014
Investment in Joint Venture at beginning of year	$1,231,695	$1,190,589
Allocated net income	41,662	41,106
Investment in Joint Venture at end of year	$1,273,357	$1,231,695

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Note to Consolidated Financial Statements

(4) Investment in Unconsolidated Joint Venture (cont'd)

Memorandum of Understanding

The Partnership has a 50% interest in the unconsolidated joint venture in Realmark Research, LLC (known as Research Triangle Industrial Park West). Realmark Research, LLC (Research) advanced a portion of its sales proceeds in the amount of $1,066,719 to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Accrued interest on the amount advanced as of December 31, 2015 and 2014 amounted to $760,538 and 676,034; respectively. Under the terms of this agreement, the affiliate agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of a remaining property, which was sold in September 2016 and the receivable was settled.

(5)	Related Party Transactions

The Corporate General Partner and its affiliates earn fees, principally for partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. Reimbursement for cost of services to the Partnership include investor relations, professional fees, communications, supplies, accounting, printing, postage and other items amounted to $7,936 and $10,882 for the years ended December 31, 2015 and 2014 respectively.

At December 31, 2015 and 2014, the Partnership has receivables from affiliates amounting to $1,656,617 and $1,577,531, respectively. At December 31, 2015 and 2014, the Partnership has payables to affiliates amounting to $2,064,946 and $1,965,116, respectively. Of these amounts payable to affiliates, $900,333 was payable to the Partnership's unconsolidated joint venture as of December 31, 2015 and 2014. At December 31, 2015 and 2014, the Partnership has equity interest in the unconsolidated joint venture of $1,273,357 and $1,231,695, respectively. The Partnership recorded net interest income on amounts due to and from affiliated parties for the years ended December 31, 2015 and 2014 in the amounts of approximately $40,248 and $43,414, respectively.

Certain receivables from and payables to affiliated parties are due on demand and bear interest at 8% in 2015 and 2014.

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

The settlement also provided for the payment by the Partnerships of fees to the plaintiffs’ attorneys. These payments, which have been estimated and accrued for on our financial statements, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiffs’ counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units’ trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above. There are no additional fees to be paid under this arrangement.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Consolidated Financial Statements

Unaudited Consolidated Statements of Net Assets in Liquidation
(Liquidation Basis)

	March 31, 2015	December 31, 2014
Assets
Cash	$271	$271
Receivable from affiliates	1,590,268	1,577,531
Equity interest in unconsolidated joint venture	1,242,205	1,231,695
Total assets	$2,832,744	$2,809,497

Liabilities
Accounts payable and accrued expenses	$371,136	$374,006
Payable to affiliates	1,988,190	1,965,116
Total liabilities	2,359,326	2,339,122
Net assets in liquidation	$473,418	$470,375

See accompanying notes to the unaudited consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Consolidated Financial Statements

Unaudited Consolidated Statements of Changes in Net Assets in Liquidation

For the three months ended March 31, 2015 and 2014

	March 31, 2015	March 31, 2014

Net assets in liquidation at Beginning of period	$470,375	$480,759
Plus: Net Accrued Interest Receivable on Affiliated Balances	10,304	11,160
Less: Portfolio Management Fees	(1,988)	(2,698)
Less: Audit and Filing Fees	(14,049)	(8,042)
Less: Other expenses	(1,734)	(1,992)
Plus: Equity in earnings of unconsolidated joint venture	10,510	9,571
Net assets in liquidation at End of period	$473,418	$488,758

See accompanying notes to the unaudited consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A

Unaudited Consolidated Statements of Net Assets in Liquidation
(Liquidation Basis)

	June 30, 2015	December 31, 2014
Assets
Cash	$271	$271
Receivable from affiliates	1,605,525	1,577,531
Equity interest in unconsolidated joint venture	1,252,726	1,231,695
Total assets	$2,858,522	$2,809,497

Liabilities
Accounts payable and accrued expenses	371,136	374,006
Payable to affiliates	2,012,022	1,965,116
Total liabilities	2,383,158	2,339,122
Net assets in liquidation	$475,364	$470,375

See accompanying notes to the unaudited consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Consolidated Financial Statements

Unaudited Consolidated Statements of Changes in Net Assets in Liquidation
For the six months ended June 30, 2015 and 2014

	June 30, 2015	June 30, 2014

Net assets in liquidation at Beginning of period	$470,375	$480,759
Plus: Net Accrued Interest Receivable on Affiliated Balances	20,340	21,983
Less: Portfolio Management Fees	(3,950)	(5,130)
Less: Audit and Filing Fees	(29,036)	(17,381)
Less: Other expenses	(3,396)	(1,890)
Plus: Equity in earnings of unconsolidated joint venture	21,031	20,055
Net assets in liquidation at End of period	$475,364	$498,396

See accompanying notes to the unaudited consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Consolidated Financial Statements

Unaudited Consolidated Statements of Net Assets in Liquidation
(Liquidation Basis)

	September 30, 2015	December 31, 2014
Assets
Cash	$271	$271
Receivable from affiliates	1,625,429	1,577,531
Equity interest in unconsolidated joint venture	1,262,847	1,231,695
Total assets	$2,888,547	$2,809,497

Liabilities
Accounts payable and accrued expenses	375,376	374,006
Payable to affiliates	2,036,893	1,965,116
Total liabilities	2,412,269	2,339,122
Net assets in liquidation	$476,278	$470,375

See accompanying notes to the unaudited consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Consolidated Financial Statements

Unaudited Consolidated Statements of Changes in Net Assets in Liquidation
For the nine months ended September 30, 2015 and 2014

	September 30, 2015	September 30, 2014

Net assets in liquidation at Beginning of period	$470,375	$480,759
Plus: Net Accrued Interest Receivable on Affiliated Balances	30,262	32,830
Less: Portfolio Management Fees	(6,618)	(7,488)
Less: Audit and Filing Fees	(40,570)	(25,650)
Less: Other expenses	(8,323)	(13,859)
Plus: Equity in earnings of unconsolidated joint venture	31,152	30,581
Net assets in liquidation at End of period	$476,278	$497,173

See accompanying notes to the unaudited consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to the Unaudited Consolidated Financial Statements

(1) Liquidation of Partnership

In December of 2006 the Partnership sold its remaining property investment, and adopted a plan of termination under which obligations to non-affiliates will be paid and net proceeds will be distributed to the limited partners.  This termination is expected upon liquidation of the unconsolidated joint venture, which is expected upon the collection of the note receivable from the affiliate. As noted in the Current Report on Form 8-K filed on December 20, 2016, in connection with the winding up of the Partnership, on or around December 16, 2016,the Partnership expects to begin making liquidating distribution to the holders of the limited partnership units in the Partnership in the aggregate amount of $467,941 or $2.973 per limited partnership unit.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to the Unaudited Consolidated Financial Statements

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The Consolidated Statement of Net Assets in liquidation at December 31, 2014 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included.

As a result of the plan of termination and liquidation, the Partnership changed its basis of accounting from the going concern basis to the liquidation basis effective January 1, 2007. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

The Partnership’s significant accounting policies are set forth in its December 31, 2015 audited financial statements included in this Form 10-K. The interim consolidated financial statements should be read in conjunction with the financial statements. The interim results should not be considered indicative of the annual results.

(b) Fair Value of Financial Instruments

Due to their short-term nature and interest rates that approximate market rates, the fair value of the Partnership’s financial instruments approximated their carrying values at March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2014.

(c) Unconsolidated Joint Venture

The Partnership’s investment in Research Triangle Joint Venture is an unconsolidated joint venture which is accounted for on the equity method. This Joint Venture is not consolidated in the Partnership’s financial statements because the Partnership is not the controlling owner.

(4) Investment in Unconsolidated Joint Venture

The Partnership has a 50% interest in Research Triangle Industrial Park Joint Venture (the Venture) with Realmark Property Investors Limited Partnership - II (RPILP - II), an entity affiliated through common general partners. The joint venture owned and operated the Research Triangle Industrial Park West, an office/warehouse facility in Durham, North Carolina, which was sold in 2008.

The joint venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 50% to the Partnership and 50% to RPILP - II. During 2016, the assets in the Joint Venture were liquidated and proceeds of approximately $1,300,000 were received by the Partnership.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to the Unaudited Consolidated Financial Statements

(4) Investment in Unconsolidated Joint Venture (cont’d)

Summary financial information of the Joint Venture follows:

Balance Sheet Information

	(Unaudited)
Assets	March 31, 2015	December 31, 2014
Cash	$640	$722
Receivables from affiliates	1,956,635	1,956,635
Accrued interest receivable from affiliate	697,160	676,033
Total Assets	$2,654,435	$2,633,390
Liabilities and Partners' Equity
Liabilities
Accounts payable and accrued expenses
Payable to affiliates	$170,025	$170,000
Total Liabilities	170,025	170,000
Partners' Equity
The Partnership	1,242,205	1,231,695
RPILP - II	1,242,205	1,231,695
Total Partners' Equity	2,484,410	2,463,390
Total Liabilities and Partners' Equity	$2,654,435	$2,633,390

Operating Information
	Three months ended March 31,
	2015	2014
Income - interest	$21,126	$21,126
Expenses
Administrative	106	1,984
Net Income	21,020	19,142
Allocation of Net income
The partnership	10,510	9,571
RPILP - II	10,510	9,571
Total	$21,020	$19,142

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to the Unaudited Consolidated Financial Statements

(4) Investment in Unconsolidated Joint Venture (cont’d)

Summary financial information of the Joint Venture follows as of the second quarter ended June 30, 2015:

Balance Sheet Information

	(Unaudited)
	June 30, 2015	December 31, 2014
Assets
Cash	$556	$722
Receivables from affiliates	1,956,635	1,956,635
Accrued interest receivable from affiliate	718,286	676,033
Total Assets	$2,675,477	$2,633,390
Liabilities and Partners’ Equity
Liabilities
Accounts payable and accrued expenses
Payable to affiliates	$170,025	$170,000
Total Liabilities	170,025	170,000
Partners’ Equity
The Partnership	1,252,726	1,231,695
RPILP - II	1,252,726	1,231,695
Total Partners’ Equity	2,505,452	2,463,390
Total Liabilities and Partners’ Equity	$2,675,477	$2,633,390

Operating Information

	Six months ended June 30,
	2015	2014
Income - interest	$42,252	$42,252
Expenses
Administrative	190	2,142
Net Income	42,062	40,110
Allocation of Net income
The Partnership	21,031	20,055
RPILP - II	21,031	20,055
Total	$42,062	$40,110

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to the Unaudited Consolidated Financial Statements

(4) Investment in Unconsolidated Joint Venture (cont’d)

Summary financial information of the Joint Venture follows as of the third quarter ended September 30, 2015:

Balance Sheet Information

	(Unaudited)
	September 30, 2015	December 31, 2014
Assets
Cash	$472	$722
Receivables from affiliates	1,956,635	1,956,635
Accrued interest receivable from affiliate	739,412	676,033
Total Assets	$2,696,519	$2,633,390
Liabilities and Partners’ Equity
Liabilities
Accounts payable and accrued expenses
Payable to affiliates	$170,825	$170,000
Total Liabilities	170,825	170,000
Partners’ Equity
The Partnership	1,262,847	1,231,695
RPILP - II	1,262,847	1,231,695
Total Partners’ Equity	2,525,694	2,463,390
Total Liabilities and Partners’ Equity	$2,696,519	$2,633,390

Operating Information

	Nine months ended September 30,
	2015	2014
Income - interest	$63,378	$63,378
Expenses
Administrative	1,074	2,216
Net Income	62,304	61,162
Allocation of Net income
The Partnership	31,152	30,581
RPILP - II	31,152	30,581
Total	$62,304	$61,162

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to the Unaudited Consolidated Financial Statements

(4) Investment in Unconsolidated Joint Venture (cont’d)

Memorandum of Understanding

The Partnership has a 50% interest in the unconsolidated joint venture in Realmark Research, LLC (known as Research Triangle Industrial Park West). Realmark Research, LLC (Research) advanced a portion of its sales proceeds in the amount of $1,066,719 to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Accrued interest on the amount advanced as of March 31, 2015 amounted to $697,160. Accrued interest on the amount advanced as of June 30, 2015 amounted to $718,286. Accrued interest on the amount advanced as of September 30, 2015 amounted to $739,412. The accrued interest as of December 31, 2014 amounted to $676,033. Under the terms of this agreement, the affiliate agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of a remaining property, which was sold in September of 2016 and the receivable was settled.

(5)	Related Party Transactions

At March 31, 2015 and December 31, 2014, the Partnership has receivables from affiliates amounting to $1,590,268 and $1,577,531, respectively. At March 31, 2015 and December 31, 2014, the Partnership has payables to affiliates amounting to $1,988,190 and $1,965,116, respectively. Of these amounts payable to affiliates, $900,333 were payable to the Partnership's unconsolidated joint venture as of March 31, 2015 and December 31, 2015. At March 31, 2015, and December 31, 2014, the Partnership has equity interest in unconsolidated joint venture of $1,242,205 and $1,231,695, respectively. The Partnership recorded net interest income on amounts due to and from affiliated parties for the quarters ended March 31, 2015 and 2014 in the amounts of approximately $10,000 and $11,000, respectively.

At June 30, 2015 and December 31, 2014, the Partnership has receivables from affiliates amounting to $1,605,525 and $1,577,531, respectively. At June 30, 2015 and December 31, 2014, the Partnership has payables to affiliates amounting to $2,012,022 and $1,965,116, respectively. Of these amounts payable to affiliates, $900,333 were payable to the Partnership's unconsolidated joint venture as of June 30, 2015 and December 31, 2015. At June 30, 2015, and December 31, 2014, the Partnership has equity interest in unconsolidated joint venture of $1,252,726 and $1,231,695, respectively. The Partnership recorded net interest income on amounts due to and from affiliated parties for the six months ended June 30, 2015 and 2014 in the amounts of approximately $20,000 and $22,000, respectively.

At September 30, 2015 and December 31, 2014, the Partnership has receivables from affiliates amounting to $1,625,429 and $1,577,531, respectively. At September 30, 2015 and December 31, 2014, the Partnership has payables to affiliates amounting to $2,036,893 and $1,965,116, respectively. Of these amounts payable to affiliates, $900,333 were payable to the Partnership's unconsolidated joint venture as of September 30, 2015 and December 31, 2015. At September 30, 2015, and December 31, 2014, the Partnership has equity interest in unconsolidated joint venture of $1,262,847 and $1,231,695, respectively. The Partnership recorded net interest income on amounts due to and from affiliated parties for the nine months ended September 30, 2015 and 2014 in the amounts of approximately $30,000 and $33,000, respectively.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI A
Notes to the Unaudited Consolidated Financial Statements

(5)	Related Party Transactions, Continued

Certain receivables from and payables to affiliated parties are due on demand and bear interest at 8% in 2015 and 2014.

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

The settlement also provided for the payment by the Partnerships of fees to the plaintiffs’ attorneys. These payments, which have been estimated and accrued for on our financial statements, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiffs’ counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units’ trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above. There are no additional fees to be paid under this arrangement.